Form 10-Q
period 1996-03-31
FIRST INDUSTRIAL SECURITIES L P
filed 1996-05-14
CIK 1000823

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
(  )     Transition report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                                  ------------------

                          Commission File Number 33-97014-01



                          FIRST INDUSTRIAL SECURITIES, L.P.
                (Exact name of registrant as specified in its charter)

         DELAWARE                                             36-4036965
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)



               150 N. WACKER DRIVE, SUITE 150, CHICAGO, ILLINOIS 60606
                       (Address of principal executive offices)


                                    (312) 704-9000
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes        /X/             No .
                             -------------------        --------------

                          FIRST INDUSTRIAL SECURITIES, L.P.
                                      FORM 10-Q
                         FOR THE PERIOD ENDED MARCH 31, 1996

                                        INDEX



PART I:   FINANCIAL INFORMATION                                         PAGE


    Item 1.   Financial Statements

    Balance Sheets of First Industrial Securities, L.P. as of
    March 31, 1996 and December 31, 1995 . . . . . . . . . . . . . .      2

    Statement of Operations of First Industrial Securities, L.P.
    for the Three Months Ended March 31, 1996 and Combined Statement
    of Operations of the Predecessor Businesses for the Three Months
    Ended March 31, 1995 . . . . . . . . . . . . . . . . . . . . . .      3

    Statement of Cash Flows of First Industrial Securities, L.P.
    for the Three Months Ended March 31, 1996 and Combined Statement
    of Cash Flows of the Predecessor Businesses for the Three Months
    Ended March 31, 1995 . . . . . . . . . . . . . . . . . . . . . .      4

    Notes to Financial Statements. . . . . . . . . . . . . . . . . .     5-9


    Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . .    10-11


PART II:   OTHER INFORMATION

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .      12
    Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .      12
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .      12
    Item 4.  Submission of Matters to a Vote of Security Holders . .      12
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . .      12
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . .      12


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

                          FIRST INDUSTRIAL SECURITIES, L.P.
                                    BALANCE SHEETS
                                    (IN THOUSANDS)


                                                       March 31,    December 31,
                                                         1996          1995
                                                     -----------   ------------
                                                     (Unaudited)
                                        ASSETS
Assets:
   Investment in Real Estate:
    Land . . . . . . . . . . . . . . . . . . . . .     $  11,626    $  11,626
    Buildings and Improvements . . . . . . . . . .        64,274       63,693
    Less:  Accumulated Depreciation. . . . . . . .        (2,403)      (1,981)
                                                       ---------    ---------
              Net Investment in Real Estate. . . .        73,497       73,338

   Cash and Cash Equivalents . . . . . . . . . . .         1,054        1,112
   Restricted Cash . . . . . . . . . . . . . . . .           414          414
   Tenant Accounts Receivable. . . . . . . . . . .           156          163
   Deferred Rent Receivable. . . . . . . . . . . .           491          426
   Prepaid Expenses and Other Assets, Net. . . . .           373          425
                                                       ---------    ---------
               Total Assets. . . . . . . . . . . .     $  75,985    $  75,878
                                                       ---------    ---------
                                                       ---------    ---------

                          LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts Payable and Accrued Expenses . . . . .           920          677
   Rents Received in Advance and Security
      Deposits . . . . . . . . . . . . . . . . . .           361          433
                                                       ---------    ---------
                Total Liabilities. . . . . . . . .         1,281        1,110
                                                       ---------    ---------

   Commitments and Contingencies . . . . . . . . .

Partners' Capital:
   Partners' Capital . . . . . . . . . . . . . . .        74,704       74,768
                                                       ---------    ---------
                Total Liabilities and Partners'
                   Equity. . . . . . . . . . . . .     $  75,985    $  75,878
                                                       ---------    ---------
                                                       ---------    ---------


     The accompanying notes are an integral part of the financial statements.

              FIRST INDUSTRIAL SECURITIES, L.P. STATEMENT OF OPERATIONS
                              AND PREDECESSOR BUSINESSES
                           COMBINED STATEMENT OF OPERATIONS
                                    (IN THOUSANDS)
                                     (UNAUDITED)


                                            First Industrial      Predecessor
                                            Securities, L.P.      Businesses
                                            ----------------     --------------
                                              Three Months       Three Months
                                                 Ended              Ended
                                             March 31, 1996      March 31, 1995
                                            ----------------     --------------

Revenues:
   Rental Income . . . . . . . . . . . . . .  $  2,088            $  1,470
   Tenant Recoveries and Other Income. . . .       654                 457
                                              --------            --------
             Total Revenues. . . . . . . . .     2,742               1,927
                                              --------            --------
Expenses:
   Real Estate Taxes . . . . . . . . . . . .       422                 375
   Repairs and Maintenance . . . . . . . . .       119                  37
   Property Management. . . . . . . . . . .         87                  56
   Utilities . . . . . . . . . . . . . . . .        24                   9
   Insurance . . . . . . . . . . . . . . . .        22                  18
   Other . . . . . . . . . . . . . . . . . .         6                   7
   Interest Expense. . . . . . . . . . . . .       ---                 577
   Depreciation and Amortization . . . . . .       439                 324
                                              --------            --------
              Total Expenses . . . . . . . .     1,119               1,403
                                              --------            --------

Net Income . . . . . . . . . . . . . . . . .  $  1,623            $    524
                                              --------            --------
                                              --------            --------

       The accompanying notes are an integral part of the financial statements.

              FIRST INDUSTRIAL SECURITIES, L.P. STATEMENT OF CASH FLOWS
                              AND PREDECESSOR BUSINESSES
                           COMBINED STATEMENT OF CASH FLOWS
                                    (IN THOUSANDS)
                                     (UNAUDITED)




                                                                First Industrial      Predecessor
                                                                Securities, L.P.      Businesses
                                                                ----------------     --------------

                                                                  Three Months       Three Months
                                                                     Ended              Ended
                                                                 March 31, 1996      March 31, 1995
                                                                ----------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income. . . . . . . . . . . . . . . . . . . . . . .        $  1,623            $    524
   Adjustments to Reconcile Net Income to Net Cash Provided
     by Operating Activities:
       Depreciation and Amortization . . . . . . . . . . .             439                 324
       (Increase) in Tenant Accounts Receivable, Deferred
       Rent Receivable and Prepaid Expenses and Other
         Assets. . . . . . . . . . . . . . . . . . . . . .             (23)               (763)
       Increase in Total Liabilities . . . . . . . . . . .             171                 221
                                                                  --------            --------
             Net Cash Provided by Operating Activities . .           2,210                 306
                                                                  --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and Additions to Investment in Real Estate.           (581)             (9,023)
                                                                  --------            --------
             Net Cash Used in Investing Activities . . . .           (581)             (9,023)
                                                                  --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Acquisition Facility Payable. . . . . . .             ---               3,516
   Capital Contributions . . . . . . . . . . . . . . . . .             ---               5,201
   Dividends/Distributions . . . . . . . . . . . . . . . .         (1,687)                 ---
                                                                  --------            --------
              Net Cash Provided by (Used In) Financing
                Activities . . . . . . . . . . . . . . . .         (1,687)               8,717
                                                                  --------            --------

Net (Decrease) in Cash and Cash Equivalents. . . . . . . .            (58)                 ---
Cash and Cash Equivalents, Beginning of Period . . . . . .           1,112                 ---
                                                                  --------            --------
Cash and Cash Equivalents, End of Period . . . . . . . . .        $  1,054            $    ---
                                                                  --------            --------
                                                                  --------            --------

Supplemental Cash Flow Information:
   Cash Paid for Interest. . . . . . . . . . . . . . . . .        $      0            $    577
                                                                  --------            --------
                                                                  --------            --------
   Interest Capitalized. . . . . . . . . . . . . . . . . .        $      0            $      0
                                                                  --------            --------
                                                                  --------            --------


       The accompanying notes are an integral part of the financial statements.

             FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESSES
                            NOTES TO FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)


1.  ORGANIZATION

    First Industrial Securities, L.P. (the Company") is a Delaware limited partnership formed on August 14, 1995, the 1% general partner of which is First Industrial Securities Corporation ("Securities Corporation"), a wholly owned subsidiary of First Industrial Realty Trust, Inc. ("FI"), and the 99% limited partner of which is First Industrial, L.P. (the "Operating Partnership"), of which FI is the sole general partner. Securities Corporation also owns a preferred limited partnership interest in the Company.

    The limited partnership agreement of the Company (the "Limited Partnership Agreement") and the guarantee agreement contain covenants generally restricting the Company's activities to the ownership and operation of its properties and, under certain circumstances, other industrial properties. These covenants shall cease to have any effect upon the termination of the guarantee. Under its Articles of Incorporation, Securities Corporation's sole purpose is to act as general partner of the Company and to pay dividends on its common and preferred stock. These and other restrictions are intended to assure that even in the event of FI, the Operating Partnership or other affiliates of FI becoming subject to federal bankruptcy proceedings, neither Securities Corporation nor the Company nor their assets will be treated as subject to such bankruptcy proceedings under the doctrine of substantive consolidation or other doctrines (except to the extent liabilities are imposed by non-insolvency regulatory statutes on affiliates) and that activities of FI, the Operating Partnership and other affiliates will not cause Securities Corporation or the Company to become insolvent or unable to pay their debts as they mature (including the guarantee).

2.  FORMATION TRANSACTIONS

   THE INITIAL CAPITALIZATION

    The Company was capitalized with a capital contribution of $1 on August 28, 1995 by Securities Corporation.

   THE CONTRIBUTION TRANSACTIONS

    On November 17, 1995, FI completed a public offering of 1,500,000 shares of $.01 par value 9 1/2% Series A Cumulative Preferred Stock at $25.00 per share, and on December 14, 1995, FI issued 150,000 shares of $.01 par value 9 1/2% Series A Cumulative Preferred Stock for $25.00 per share pursuant to the underwriters' exercise of their over-allotment option (together the "Series A Preferred Shares"). The issuance of 1,650,000 Series A Preferred Shares is thus referred to as the "Offering". Gross proceeds to FI from the Offering were $41,250. FI contributed to Securities Corporation the gross proceeds from the Offering in exchange for preferred stock of Securities Corporation, and Securities Corporation contributed such proceeds to the Company in exchange for a preferred limited partnership interest in the Company. The Operating Partnership and First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), a Delaware limited partnership and a subsidiary of the Operating Partnership, contributed to the Company, in return for limited partnership interests, 14 properties and 5 properties on November 17, 1995, and December 14, 1995, respectively, (described below) encumbered by liens collateralizing debt under the 1994 Acquisition Facility (herein after defined). An amount of such debt equal to the gross proceeds of the Offering was repaid by the Company and such liens on the properties described below were released. The Pennsylvania Partnership contributed its limited partnership interest in the Company to the Operating Partnership. The foregoing are herein collectively referred to as the "Contribution Transactions". The Company commenced operations on November 17, 1995.

             FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESSES
                            NOTES TO FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)


   THE PROPERTIES

    Upon consummation of the Offering and the Contribution Transactions (collectively, the "Formation Transactions"), the Company owned 19 properties located in four states containing an aggregate of approximately 2.1 million square feet of gross leasable area ("GLA"). Of the properties:

    (a) Four were acquired by the Operating Partnership prior to FI's initial public offering (the "Initial Offering") in June 1994;

    (b) Two were acquired concurrently with the consummation of the Initial Offering; and

    (c) Thirteen were acquired or developed by either the Operating Partnership or the Pennsylvania Partnership subsequent to the Initial Offering.

   THE GUARANTEE

    In connection with the Offering, the Company entered into a Guarantee and Payment Agreement (the "Guarantee Agreement") pursuant to which the Company guaranteed the payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Shares.

    The guarantee was created through the execution of the Guarantee Agreement between the Company and Securities Corporation, for the benefit of a guarantee agent. The Guarantee Agreement is administered and enforced for the benefit for the holders of the Series A Preferred Shares by the guarantee agent. The guarantee agent may enforce the guarantee directly against the Company only with the approval of the holders of at least 25% of the outstanding Series A Preferred Shares. No holder may seek directly to enforce the guarantee.

    Under the terms of the Guarantee Agreement, the Company was required to deposit approximately $414 into a restricted cash escrow account with the guarantee agent. These funds were set aside to pay for certain repair and maintenance items of the contributed properties. As of March 31, 1996, none of these funds have been drawn by the Company.


3.  BASIS OF PRESENTATION

    The Balance Sheets as of March 31, 1996 and December 31, 1995 present the financial position of the Company.

    The Statement of Operations and Cash Flows for the three months ended March 31, 1996 reflect the operations and cash flows of the Company. The Combined Statement of Operations and Cash Flows for the three months ended March 31, 1995 reflect the operations and cash flows of the properties contributed to the Company by the Operating Partnership and Pennsylvania Partnership (the "Predecessor Businesses").

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the Company for the three months ended March 31, 1996 and the results of operations and cash flows for the Predecessor Businesses for the three months ended March 31, 1995 have been included.

             FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESSES
                            NOTES TO FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    In order to conform with generally accepted accounting principles, management, in preparation of the financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of March 31, 1996 and December 31, 1995, and the reported amounts of revenues and expenses for the three months ended March 31, 1996 and March 31, 1995. Actual results could differ from those estimates.

   REVENUE RECOGNITION:

    Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and are recognized as revenues in the period the related expenses are incurred by the Company.

    The Company evaluates and, if applicable, provides for an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. An allowance for doubtful accounts had not been established at March 31, 1996 and December 31, 1995, as all amounts were deemed collectible.

   GENERAL AND ADMINISTRATIVE:

    Expenses related to the operations of the properties are reflected in property management expense, therefore, there is no allocation of FI's general and administrative expense.

   INVESTMENT IN REAL ESTATE AND DEPRECIATION:

    Real estate assets are carried at the lower of depreciated cost or fair value as determined by the Company. The Company reviews its properties on a quarterly basis for impairment and provides an allowance if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstance warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income and discounting the expected cash flows of the properties. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:
                                                   Years
                                                 --------
         Buildings and Improvements............  38 to 40
         Land Improvements...................... 15

    Construction expenditures for tenant improvements and leasing commissions are capitalized and amortized over the life of each specific lease. Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are capitalized.

    When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss.

             FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESSES
                            NOTES TO FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)


   CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.

   INCOME TAXES:

    No federal income taxes are payable by the Company or the Predecessor Businesses, and none have been provided for in the accompanying financial statements. In accordance with partnership taxation, each of the partners are responsible for reporting their share of taxable income or loss.

   FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable and other accrued expenses. The fair value of these financial instruments was not materially different from their carrying or contract values.


5.       RELATED PARTY TRANSACTIONS

    The 19 properties owned by the Company are managed by the Operating Partnership, of which FI is the sole general partner. Management fees incurred are based on 3.25% of gross revenues. Such fees totaled $87 for the three months ended March 31, 1996, of which $24 were due to the Operating Partnership at March 31, 1996. At December 31, 1995, $36 of accrued management fees was due to the Operating Partnership.


6.       THE ACQUISITION FACILITY PAYABLE

    Concurrent with the consummation of the Initial Offering, the Operating Partnership entered into a revolving credit facility (the "1994 Acquisition Facility") under which the Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital. The combined financial statements of the Predecessor Businesses assume a loan balance proportional to the total lender's estimated value of the properties in-service compared to the total lender's estimated value of all properties collateralizing the 1994 Acquisition Facility. Borrowings under the 1994 Acquisition Facility bear interest at a floating rate based on a "Corporate Base Rate" plus .5% or LIBOR plus 2.0%. Under the 1994 Acquisition Facility, interest only payments are due monthly. The borrowings under the 1994 Acquisition Facility are cross-collateralized by certain other properties acquired and held by the Operating Partnership and the Pennsylvania Partnership. In connection with the Contribution Transactions, the outstanding balance under the 1994 Acquisition Facility allocable to the Predecessor Businesses was repaid and the liens on the properties collateralizing such facility were released.

7.  COMMITMENTS AND CONTINGENCIES

    In the normal course of business, the Company is involved in legal actions arising from the ownership of their properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

             FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESSES
                            NOTES TO FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)


8.  DISTRIBUTIONS

    On January 18, 1996, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $707.

    On March 7, 1996, FI's Board of Directors declared a dividend of 59.375 cents per Series A Preferred Share, payable on March 31, 1996, to shareholders of record on March 15, 1996. On March 26, 1996, the Company distributed $980 to Securities Corporation, and Securities Corporation paid a preferred stock dividend of $980 to FI, in each case, the amount equal to the aggregate dividend payable on the Series A Preferred Shares.

             FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESSES
                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion and analysis of First Industrial Securities, L.P.'s (the "Company") financial condition and the Company's and the Predecessor Businesses' results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 TO THREE MONTHS ENDED MARCH 31, 1995

    At March 31, 1996, the Company owned 19 properties with approximately 2.1 million square feet, compared to 13 properties with approximately 1.7 million square feet owned by the Predecessor Businesses at March 31, 1995. The six properties acquired or developed between April 1, 1995 and December 31, 1995 includefour acquired properties comprising approximately .3 million square feet and two completed build-to-suit properties containing a total of approximately
 .1 million square feet.

    Total revenues increased by $.8 million, or 42%, due primarily to the properties acquired or developed after March 31, 1995.

    Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.2 million, or 35%, due primarily to the properties acquired or developed after March 31, 1995.

    Interest expense decreased from $.6 million to $0 because the Company has no outstanding indebtedness since the contribution of the properties to the Company in late 1995.

    Depreciation and amortization expense increased by $.1 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

    Upon and subsequent to the consummation of the Offering, Securities, L.P. had no outstanding indebtedness.

    Net cash provided by operating activities, used in investing activities and used in financing activities for the Company for the three months ended March 31, 1996 were $2,210, $581, and $1,687, respectively. Net cash used in investing activities was used principally for capital improvements of the Company's properties. Net cash used in financing activities consisted of a preferred limited partner distribution of $980 and a general and limited partner distribution of $707. Net cash provided by operating activities, used in investing activities and used in financing for the Predecessor Businesses for the three months ended March 31, 1995 were $306, $9,023 and $8,717, respectively. Net cash used in investing activities was used principally in connection with the acquisition of additional properties. Net cash provided by financing activities was provided principally by borrowings under the Acquisition Facility and capital contributions.

    The Company has considered its short-term liquidity requirements and the adequacy of its estimated cash flows from operations. The Company believes that its liquidity needs are to fund normal recurring expenses, and pay the preferred dividend distribution and other partnership distributions. The Company anticipates that these needs will be met with cash flows provided by operating activities.

    The Company expects to fund its long-term liquidity requirements for non-recurring capital improvements with its cash flows from operations and in part with a deferred maintenance escrow established in connection with the issuance of First Industrial Realty Trust, Inc.'s issuance of its Series A Preferred Shares.

                             PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
    None.

ITEM 2.   CHANGES IN SECURITIES
    None.


ITEM 3.   DEFAULTS UPON MORTGAGES AND NOTES PAYABLE
    None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    Not applicable.


ITEM 5.   OTHER INFORMATION
    Not applicable.


ITEM 6.   EXHIBITS

    Exhibit No.    Description
    -----------    -----------
    27             Financial Data Schedule

                                      SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 FIRST INDUSTRIAL SECURITIES, L.P.,
                                 BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date:  May 10, 1996              By: /s/ Michael J. Havala
                                    -----------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                    EXHIBIT INDEX


Exhibit No.        Description
- - -----------        -----------
   27              Financial Data Schedule