Form 10-Q
period 1996-06-30
FIRST INDUSTRIAL SECURITIES L P
filed 1996-08-13
CIK 1000823

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549


                            FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          for the quarterly period ended June 30, 1996

( )  Transition report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
                       __________________

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

                FIRST INDUSTRIAL SECURITIES, L.P.
                            Form 10-Q
               For the Period Ended June 30, 1996

                              INDEX


Part I:   FINANCIAL INFORMATION                              PAGE

   Item 1.   Financial Statements

   Balance  Sheets  of First Industrial  Securities,
   L.P.  as  of  June  30,  1996  and  December  31,
   1995.............................................          2

   Statement   of  Operations  of  First  Industrial
   Securities,  L.P. for the Six Months  Ended  June
   30, 1996 and Combined Statement of Operations  of
   the  Predecessor Businesses for  the  Six  Months
   Ended June 30, 1995..............................          3

   Statement   of  Operations  of  First  Industrial
   Securities, L.P. for the Three Months Ended  June
   30, 1996 and Combined Statement of Operations  of
   the  Predecessor Businesses for the Three  Months
   Ended June 30, 1995..............................          4

   Statement  of  Cash  Flows  of  First  Industrial
   Securities,  L.P. for the Six Months  Ended  June
   30, 1996 and Combined Statement of Cash Flows  of
   the  Predecessor Businesses for  the  Six  Months
   Ended June 30, 1995..............................          5

   Notes to Financial Statements....................          6


   Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations....         7-8


Part II:   OTHER INFORMATION

   Item 1. Legal Proceedings........................          9
   Item 2. Changes in Securities....................          9
   Item 3. Defaults Upon Senior Securities..........          9
   Item 4. Submission of Matters  to  a  Vote  of
           Security Holders.........................          9
   Item 5. Other Information........................          9
   Item 6. Exhibits and Reports on Form 8-K.........          9


SIGNATURE...........................................         10

EXHIBIT INDEX.......................................         11

                  PART I.  FINANCIAL INFORMATION
                  Item 1.  Financial Statements

                FIRST INDUSTRIAL SECURITIES, L.P.
                         BALANCE SHEETS
                         (In thousands)
                           (Unaudited)

                                        June 30,    December 31,
                                          1996         1995
                            ASSETS
Assets:
  Investment in Real Estate:
    Land..............................  $  11,626   $  11,626
    Buildings and Improvements........     64,410      63,693
    Less: Accumulated Depreciation....     (2,825)     (1,981)
                                        ---------   ---------
       Net Investment in Real Estate..     73,211      73,338

    Cash and Cash Equivalents.........      1,785       1,112
    Restricted Cash...................        418         414
    Tenant Accounts Receivable........        161         163
    Deferred Rent Receivable..........        667         426
    Prepaid Expenses and Other
     Assets, Net......................        322         425
                                        ---------   ---------
       Total Assets...................     76,564      75,878
                                        =========   =========

               LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts Payable and Accrued
   Expenses...........................        589         677
  Rents Received in Advance and
   Security Deposits..................        460         433
                                        ---------   ---------
       Total Liabilities..............      1,049       1,110
                                        ---------   ---------

Commitments and Contingencies.........        ---         ---

Partners' Capital:
  Partners' Capital...................     75,515      74,768
                                        ---------   ---------
       Total Liabilities and Partners'
        Capital.......................  $  76,564   $  75,878
                                        =========   =========

  The accompanying notes are an integral part of the financial statements.

    FIRST INDUSTRIAL SECURITIES, L.P. STATEMENT OF OPERATIONS
                   AND PREDECESSOR BUSINESSES
                COMBINED STATEMENT OF OPERATIONS
                         (In thousands)
                           (Unaudited)

                                       First Industrial     Predecessor
                                       Securities, L.P.     Businesses
                                       ---------------    --------------
                                       Six Months Ended   Six Months Ended
                                        June 30, 1996      June 30, 1995
Revenues:
  Rental Income....................... $    4,396         $    3,228
  Tenant Recoveries and Other Income..      1,351                894
                                       ----------         ----------
     Total Revenues...................      5,747              4,122
                                       ----------         ----------
Expenses:
  Real Estate Taxes...................        938                793
  Repairs and Maintenance.............        220                 95
  Property Management.................        165                125
  Utilities...........................         55                 23
  Insurance...........................         49                 40
  Other...............................         28                 21
  Interest Expense....................        ---              1,236
  Depreciation and Amortization.......        878                692
                                       ----------         ----------
     Total Expenses...................      2,333              3,025
                                       ----------         ----------

Net Income............................ $    3,414         $    1,097
                                       ==========         ==========

  The accompanying notes are an integral part of the financial statements.

    FIRST INDUSTRIAL SECURITIES, L.P. STATEMENT OF OPERATIONS
                   AND PREDECESSOR BUSINESSES
                COMBINED STATEMENT OF OPERATIONS
                         (In thousands)
                           (Unaudited)


                                       First Industrial     Predecessor
                                       Securities, L.P.     Businesses
                                       ----------------    -------------
                                         Three Months       Three Months
                                            Ended              Ended
                                        June 30, 1996       June 30, 1995
Revenues:
  Rental Income....................... $      2,308        $     1,758
  Tenant Recoveries and Other Income..          697                437
                                       ------------        -----------
     Total Revenues...................        3,005              2,195
                                       ------------        -----------

Expenses:
  Real Estate Taxes...................          516                418
  Repairs and Maintenance.............          101                 58
  Property Management.................           78                 69
  Utilities...........................           31                 14
  Insurance...........................           27                 22
  Other...............................           22                 14
  Interest Expense....................          ---                659
  Depreciation and Amortization.......          439                368
                                       ------------        -----------
     Total Expenses...................        1,214              1,622
                                       ------------        -----------

Net Income............................ $      1,791        $       573
                                       ============        ===========

  The accompanying notes are an integral part of the financial statements.

    FIRST INDUSTRIAL SECURITIES, L.P. STATEMENT OF CASH FLOWS
                   AND PREDECESSOR BUSINESSES
                COMBINED STATEMENT OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                        First Industrial      Predecessor
                                        Securities, L.P.      Businesses
                                        ----------------     ------------
                                        Six Months Ended     Six Months Ended
                                          June 30, 1996      June 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income........................... $      3,414         $    1,097
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization......          878                692
    (Increase) Decrease in Tenant
      Accounts Receivable, Deferred Rent
      Receivable and Prepaid Expenses
      and Other Assets.................         (170)                35
    (Decrease) Increase in Total
      Liabilities......................          (61)                12
    Increase in Restricted Cash........           (4)               ---
                                         -----------          ---------
     Net Cash Provided by Operating
      Activities.......................        4,057              1,836
                                         -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of and Additions to
   Investment in Real Estate...........         (717)           (22,057)
                                         -----------          ---------
     Net Cash Used in Investing
      Activities.......................         (717)           (22,057)
                                         -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Acquisition Facility
   Payable.............................          ---             10,582
   Capital Contributions...............          ---              9,639
   Dividends/Distributions.............       (2,667)               ---
                                         -----------          ---------
     Net Cash (Used In) Provided by
      Financing Activities.............       (2,667)            20,221
                                         -----------          ---------

Net Increase in Cash and Cash Equivalents        673                ---
Cash and Cash Equivalents, Beginning of
  Period...............................        1,112                ---
                                         -----------          ---------
Cash and Cash Equivalents, End of Period $     1,785          $     ---
                                         ===========          =========

Supplemental Cash Flow Information:
   Cash Paid for Interest..............  $         0          $   1,236
                                         ===========          =========
   Interest Capitalized................  $         0          $       0
                                         ===========          =========

  The accompanying notes are an integral part of the financial statements.

  FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESSES
                  NOTES TO FINANCIAL STATEMENTS
                     (Dollars in thousands)


1.  ORGANIZATION
First Industrial Securities, L.P. (the "Company") is a Delaware limited partnership formed on August 14, 1995, the 1% general partner of which is First Industrial Securities Corporation ("Securities Corporation"), a wholly owned subsidiary of First Industrial Realty Trust, Inc. ("FI"), and the 99% limited partner of which is First Industrial, L.P. (the "Operating Partnership"), of which FI is the sole general partner. Securities Corporation also owns a preferred limited partnership interest in the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. There are no significant differences between the Company's interim and annual accounting policies.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows of the Company for the six months and three months ended June 30, 1996 and the results of operations and cash flows of the properties contributed to the Company by affiliates for the six months and three months ended June 30, 1995 have been included.

3.   RELATED PARTY TRANSACTIONS
      The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross revenues. Such fees totaled $165 for the six months ended June 30, 1996. At June 30, 1996 and December 31, 1995, $0 and $36 of accrued management fees were due to the Operating Partnership.

4.   DISTRIBUTIONS
     On January 18, 1996, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $707.

       On March 26, 1996, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FI, in each case, the amount equal to the aggregate dividend payable on FI's Series A Preferred Stock.

     On June 24, 1996, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FI, in each case, the amount equal to the aggregate dividend payable on FI's Series A Preferred Stock.

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

RESULTS OF OPERATIONS
- ---------------------
COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 TO SIX MONTHS ENDED
  JUNE 30, 1995

      At June 30, 1996, the Company owned 19 properties with approximately 2.1 million square feet, compared to 18 properties with approximately 2.0 million square feet owned by the Predecessor Businesses at June 30, 1995. The remaining build-to-suit property containing approximately .1 million square feet was completed in July 1995.

      Total revenues increased by $1.6 million, or 39%, due primarily to the properties acquired or developed after December
31, 1994.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.4 million, or 33%, due primarily to the properties acquired or developed after December 31, 1994.

      Interest expense decreased from $1.2 million to $0 because the Company has had no outstanding indebtedness since the contribution of the properties to the Company in late 1995.

      Depreciation  and  amortization expense  increased  by  $.2
million   due  primarily  to  the  additional  depreciation   and
amortization related to the properties acquired or developed after December 31, 1994.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 TO THREE MONTHS ENDED
  JUNE 30, 1995

      Total revenues increased by $.8 million, or 37%, due primarily to the properties acquired or developed after March 31, 1995.

      Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.2 million, or 30%, due primarily to the properties acquired or developed after March 31, 1995.

      Interest expense decreased from $.7 million to $0 because the Company has had no outstanding indebtedness since the contribution of the properties to the Company in late 1995.

LIQUIDITY AND CAPITAL RESOURCES

      Upon  and subsequent to the consummation of FI's  Series  A
Preferred Stock Offering and the Company's guarantee of certain amounts in respect thereof, the Company had no outstanding indebtedness.

     Net cash provided by operating activities, used in investing activities and used in financing activities for the Company for the six months ended June 30, 1996 were $4.1 million, ($.7) million, and ($2.7) million, respectively. Net cash used in investing activities during the six months ended June 30, 1996 was used principally for capital improvements of the Company's properties. Net cash used in financing activities during the six months ended June 30, 1996 consisted of preferred limited partner distributions of $2 million and a general and limited partner distribution of $.7 million. Net cash provided by operating activities, used in investing activities and provided by financing activities for the Predecessor Businesses for the six months ended June 30, 1995 were $1.8 million, ($22.1) million and $20.2 million, respectively. Net cash used in investing activities during the six months ended June 30, 1995 was used principally in connection with the acquisition and development of additional properties. Net cash provided by financing activities during the six months ended June 30, 1995 was provided principally by borrowings under an acquisition facility and capital contributions.

       The Company has considered its short-term liquidity requirements and the adequacy of its estimated cash flows from operations. The Company believes that its liquidity needs are to fund normal recurring expenses, and pay the preferred limited partnership distribution and other partnership distributions. The Company anticipates that these needs will be met with cash flows provided by operating activities.

       The Company expects to fund its long-term liquidity requirements for non-recurring capital improvements with its cash flows from operations and in part with a deferred maintenance escrow established in connection with the issuance of First Industrial Realty Trust, Inc.'s Series A Preferred Stock.

                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
     None.


Item 2.   Changes in Securities
     None.


Item 3.   Defaults Upon Senior Securities
     None.


Item 4.   Submission of Matters to a Vote of Security Holders
     Not applicable.


Item 5.   Other Information
     Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

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



                           FIRST INDUSTRIAL SECURITIES, L.P.,
                           By: First Industrial Securities Corporation, Its sole general partner

Date: August 12, 1996      By:    /s/ Michael J. Havala
                                ---------------------------
                                Michael J. Havala
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                          EXHIBIT INDEX


EXHIBIT NO.         DESCRIPTION
- -----------         -----------
  EX-27             Financial Data Schedule