Form 10-Q
period 1996-09-30
FIRST INDUSTRIAL SECURITIES L P
filed 1996-11-14
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                               __________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes    /X/     No .
                                          ---------

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                     INDEX



PART I:   FINANCIAL INFORMATION                                                               PAGE
                                                                                              ----
      Item 1.   Financial Statements


      Balance Sheets of First Industrial Securities, L.P. as of September 30, 1996 and
      December 31, 1995...............................................................          2

      Statement of Operations of First Industrial Securities, L.P. for the Nine Months
      Ended September 30, 1996 and Combined Statement of Operations of the
      Predecessor Businesses for the Nine Months Ended September 30, 1995.............          3

      Statement of Operations of First Industrial Securities, L.P. for the Three Months
      Ended September 30, 1996 and Combined Statement of Operations of the
      Predecessor Businesses for the Three Months Ended September 30, 1995............          4

      Statement of Cash Flows of First Industrial Securities, L.P. for the Nine Months
      Ended September 30, 1996 and Combined Statement of Cash Flows of the
      Predecessor Businesses for the Nine Months Ended September 30, 1995.............          5

      Notes to Financial Statements...................................................          6


      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................          7-8


PART II:   OTHER INFORMATION

     Item 1.  Legal Proceedings.......................................................          9
     Item 2.  Changes in Securities...................................................          9
     Item 3.  Defaults Upon Senior Securities.........................................          9
     Item 4.  Submission of Matters to a Vote of Security Holders.....................          9
     Item 5.  Other Information.......................................................          9
     Item 6.  Exhibits and Reports on Form 8-K........................................          9

SIGNATURE.............................................................................          10

EXHIBIT INDEX.........................................................................          11


                         PART I.  FINANCIAL INFORMATION
                         ------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)







                                                                       September 30,  December 31,
                                                                           1996           1995
                                              ASSETS                   -------------  ------------
Assets:
 Investment in Real Estate:
   Land..........................................................       $    11,626    $  11,626
   Buildings and Improvements....................................            64,503       63,693
   Less:  Accumulated Depreciation...............................            (3,249)      (1,981)
                                                                       -------------  ------------
         Net Investment in Real Estate...........................            72,880       73,338

 Cash and Cash Equivalents.......................................             1,642        1,112
 Restricted Cash.................................................               411          414
 Tenant Accounts Receivable, Net.................................               334          163
 Deferred Rent Receivable........................................               611          426
 Prepaid Expenses and Other Assets, Net..........................               449          425
                                                                       -------------  ------------
        Total Assets.............................................       $    76,327    $  75,878
                                                                       =============  ============

                               LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
 Accounts Payable and Accrued Expenses...........................               691          677
 Rents Received in Advance and Security Deposits.................               526          433
                                                                       -------------  ------------
        Total Liabilities........................................             1,217        1,110
                                                                       -------------  ------------
Commitments and Contingencies....................................               ---          ---

Partners' Capital:
 Partners' Capital...............................................            75,110       74,768
                                                                       -------------  ------------
        Total Liabilities and Partners' Capital..................       $    76,327    $  75,878
                                                                       =============  ============

    The accompanying notes are an integral part of the financial statements.

           FIRST INDUSTRIAL SECURITIES, L.P. STATEMENT OF OPERATIONS
                           AND PREDECESSOR BUSINESSES
                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                  First Industrial         Predecessor
                                                  Securities, L.P.          Businesses
                                                 ------------------    -------------------
                                                        Nine                  Nine
                                                    Months Ended          Months Ended
                                                    September 30,         September 30,
                                                        1996                  1995
                                                 ------------------    -------------------
Revenues:
  Rental Income...............................       $  6,467              $  5,417
  Tenant Recoveries and Other Income..........          2,156                 1,438
                                                 ------------------    -------------------
        Total Revenues........................          8,623                 6,855
                                                 ------------------    -------------------

Expenses:
  Real Estate Taxes...........................          1,720                 1,243
  Repairs and Maintenance.....................            305                   152
  Property Management.........................            256                   195
  Utilities...................................             76                    58
  Insurance...................................             69                    66
  Other.......................................             88                    30
  Interest Expense............................            ---                 1,957
  Depreciation and Amortization...............          1,320                 1,013
                                                 ------------------    -------------------
        Total Expenses........................          3,834                 4,714
                                                 ------------------    -------------------

Net Income....................................       $  4,789              $  2,141
                                                 ==================    ===================

    The accompanying notes are an integral part of the financial statements.

           FIRST INDUSTRIAL SECURITIES, L.P. STATEMENT OF OPERATIONS
                           AND PREDECESSOR BUSINESSES
                        COMBINED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                     First Industrial       Predecessor
                                                     Securities, L.P.        Businesses
                                                     ----------------     ---------------
                                                          Three                Three
                                                       Months Ended         Months Ended
                                                      September 30,        September 30,
                                                           1996                 1995
                                                     ----------------     ---------------
Revenues:
  Rental Income...............................       $      2,071         $    2,189
  Tenant Recoveries and Other Income..........                805                550
                                                     ----------------     ---------------
        Total Revenues........................              2,876              2,739
                                                     ----------------     ---------------

Expenses:
  Real Estate Taxes...........................                782                448
  Repairs and Maintenance.....................                 85                 59
  Property Management.........................                 91                 70
  Utilities...................................                 21                 36
  Insurance...................................                 20                 25
  Other.......................................                 60                 10
  Interest Expense............................                ---                744
  Depreciation and Amortization...............                442                389
                                                     ----------------     ---------------
        Total Expenses........................              1,501              1,781
                                                     ----------------     ---------------

Net Income....................................       $      1,375         $      958
                                                     ================     ===============

    The accompanying notes are an integral part of the financial statements.

           FIRST INDUSTRIAL SECURITIES, L.P. STATEMENT OF CASH FLOWS
                           AND PREDECESSOR BUSINESSES
                        COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          First Industrial       Predecessor
                                                                          Securities, L.P.        Businesses
                                                                          ----------------     ---------------
                                                                                Nine                 Nine
                                                                            Months Ended         Months Ended
                                                                           September 30,        September 30,
                                                                                1996                 1995
                                                                          ----------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income.....................................................          $       4,789        $     2,141
 Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
  Depreciation and Amortization.................................                  1,320              1,013
  Provision for Bad Debts.......................................                     50                ---
  (Increase) in Tenant Accounts Receivable, Deferred
   Rent Receivable and Prepaid Expenses and Other Assets........                   (482)              (758)
  Increase (Decrease) in Total Liabilities......................                    107               (108)
                                                                          ----------------     ---------------
        Net Cash Provided by Operating Activities...............                  5,784              2,288
                                                                          ----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of and Additions to Investment in Real Estate.........                   (810)           (22,724)
 Decrease in Restricted Cash....................................                      3                ---
                                                                          ----------------     ---------------
        Net Cash Used in Investing Activities...................                   (807)           (22,724)
                                                                          ----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Acquisition Facility Payable.....................                    ---             12,523
 Capital Contributions..........................................                    ---              8,037
 Dividends/Distributions........................................                 (4,447)              (124)
                                                                          ----------------     ---------------
        Net Cash (Used In) Provided by Financing Activities.....                 (4,447)            20,436
                                                                          ----------------     ---------------

Net Increase in Cash and Cash Equivalents.......................                    530                ---
Cash and Cash Equivalents, Beginning of Period..................                  1,112                ---
                                                                          ----------------     ---------------
Cash and Cash Equivalents, End of Period........................          $       1,642        $       ---
                                                                          ================     ===============

Supplemental Cash Flow Information:
 Cash Paid for Interest.........................................          $           0        $     1,957
                                                                          ================     ===============
 Interest Capitalized...........................................          $           0        $       114
                                                                          ================     ===============

    The accompanying notes are an integral part of the financial statements.

          FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESSES
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   ORGANIZATION

     First Industrial Securities, L.P. (the "Company") is a Delaware limited partnership formed on August 14, 1995, the 1% general partner of which is First Industrial Securities Corporation ("Securities Corporation"), a wholly owned subsidiary of First Industrial Realty Trust, Inc. ("FI"), and the 99% limited partner of which is First Industrial, L.P. ("the "Operating Partnership"), of which FI is the sole general partner. Securities Corporation also owns a preferred limited partnership interest in the Company.

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

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of operations and cash flows of the Company for the nine months and three months ended September 30, 1996 and the results of operations and cash flows of the properties contributed to the Company by affiliates for the nine months and three months ended September 30, 1995 have been included.

3.   RELATED PARTY TRANSACTIONS

     The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross revenues. Such fees totaled $256 for the nine months ended September 30, 1996. At September 30, 1996 and December 31, 1995, $0 and $36 of accrued management fees were due to the Operating Partnership.

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

     On August 27, 1996, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $800.

     On September 23, 1996, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FI, in each case, the amount equal to the aggregate dividend payable on FI's Series A Preferred Stock.

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


RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     At September 30, 1996 and 1995, the Company and the Predecessor Businesses owned 19 properties with approximately 2.1 million square feet.

     Total revenues increased by $1.8 million, or 26%, due primarily to the properties acquired or developed after December 31, 1994.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.8 million, or 44%, due primarily to the properties acquired or developed after December 31, 1994.

     Interest expense decreased from $2.0 million in 1995 to $0 in 1996 because the Company has had no outstanding indebtedness since the contribution of the properties to the Company in late 1995.

     Depreciation and amortization expense increased by $.3 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after December 31, 1994.


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues increased by $.1 million, or 5%, due primarily to the properties acquired or developed after June 30, 1995.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.4 million, or 63%, due primarily to the properties acquired or developed after June 30, 1995.

     Interest expense decreased from $.7 million in 1995 to $0 in 1996 because the Company has had no outstanding indebtedness since the contribution of the properties to the Company in late 1995.

     Depreciation and amortization expense increased by $.1 million due primarily to the additional depreciation and amortization related to the properties acquired or developed after June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Upon and subsequent to the consummation of First Industrial Realty Trust, Inc.'s ("FI") Series A Preferred Stock Offering and the Company's guarantee of certain amounts in respect thereof, the Company had no outstanding indebtedness.

     Net cash provided by operating activities, used in investing activities and used in financing activities for the Company for the nine months ended September 30, 1996 were $5.8 million, ($.8) million, and ($4.4) million, respectively. Net cash used in investing activities during the nine months ended September 30, 1996 was used principally for capital improvements of the Company's properties. Net cash used in financing activities during the nine months ended September 30, 1996 consisted of preferred limited partner distributions of $2.9 million and a general and limited partner distribution of $1.5 million. Net cash provided by operating activities, used in investing activities and provided by financing activities for the Predecessor Businesses for the nine months ended September 30, 1995 were $2.3 million, ($22.7) million and $20.4 million, respectively. Net cash used in investing activities during the nine months ended September 30, 1995 was used principally in connection with the acquisition and development of additional properties. Net cash provided by financing activities during the nine months ended September 30, 1995 was provided principally by borrowings under an acquisition facility and capital contributions.

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

     The Company expects to fund its long-term liquidity requirements for non-recurring capital improvements with its cash flows from operations and in part with a deferred maintenance escrow established in connection with the issuance of FI's Series A Preferred Stock.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
     None.

ITEM 2.   CHANGES IN SECURITIES
     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.


ITEM 5.   OTHER INFORMATION
     Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit No.    Description
     -----------    -----------------------
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




                              FIRST INDUSTRIAL SECURITIES, L.P.,
                              BY: FIRST INDUSTRIAL SECURITIES CORPORATION,
                                  ITS SOLE GENERAL PARTNER


Date:  November 12, 1996      By:    /s/ Michael J. Havala
                              -----------------------------------------
                                  Michael J. Havala
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.       Description
-----------       -----------------------
 EX-27            Financial Data Schedule