Form 10-K405
period 1996-12-31
FIRST INDUSTRIAL SECURITIES L P
filed 1997-03-31
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996        OR



(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
      For the transition period from                     to                  .
                                     -------------------    ------------------



                       Commission File Number 33-97014-01



                       FIRST INDUSTRIAL SECURITIES, L.P.
             (Exact name of Registrant as specified in its Charter)



               DELAWARE                                    36-4036965
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  150 N. WACKER DRIVE, SUITE 150, CHICAGO, ILLINOIS            60606
     (Address of principal executive offices)                (Zip Code)


                                 (312) 704-9000
              (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:
          GUARANTEE OF THE 9-1/2% SERIES A CUMULATIVE PREFERRED STOCK
                     OF FIRST INDUSTRIAL REALTY TRUST, INC.
                                (Title of class)

                            NEW YORK STOCK EXCHANGE
                     (Name of exchange on which registered)


       Securities registered pursuant to Section 12(g) of the Act:  None




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No   .
                                                ---     ---
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                       FIRST INDUSTRIAL SECURITIES, L.P.

                               TABLE OF CONTENTS







                                                                                                      PAGE
                                                                                                      ----
PART I.

Item 1.   Business................................................................................      3
Item 2.   The Properties..........................................................................      4
Item 3.   Legal Proceedings.......................................................................      7
Item 4.   Submission of Matters to a Vote of Security Holders.....................................      8

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................      8
Item 6.   Selected Financial and Operating Data...................................................      8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...      9
Item 8.   Financial Statements and Supplementary Data.............................................     11
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...     11

PART III.

Item 10.   Directors and Executive Officers of the Registrant....................................      12
Item 11.   Executive Compensation................................................................      12
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................      12
Item 13.   Certain Relationships and Related Transactions........................................      12

PART IV.

Item 14.   Exhibits, Financial Statements and Financial Statement Schedule and Reports on Form 8-K     13



SIGNATURES........................................................................................     14

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes , availability of capital, interest rates, competition, supply and demand for industrial properties in the Company's current and proposed market areas and general accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commisssion.


                                     PART I


ITEM 1. BUSINESS

                                  THE COMPANY
     GENERAL

        First Industrial Securities, L.P. (the "Company") is a Delaware limited partnership which owns 19 bulk warehouses and light industrial properties (the "Properties"). The markets in which the Properties are located include:
Chicago, Minneapolis, Grand Rapids, Detroit, and Central Pennsylvania. The Properties contain an aggregate of approximately 2.1 million square feet of gross leasable area ("GLA") which, as of December 31, 1996, was 97% leased to 32 tenants. At December 31, 1996, the Company had no employees. The Company's executive offices are located at 150 N. Wacker Drive, Suite 150, Chicago, Illinois 60606, and its telephone number is (312) 704-9000.

        The Company was formed in 1995 in connection with the issuance of a class of preferred stock (the "Series A Preferred Shares") of First Industrial Realty Trust, Inc. ("FI"). The 1% general partner of the Company is First Industrial Securities Corporation ("Securities Corporation"), which is a wholly owned subsidiary of FI. The 99% limited partner of the Company is First Industrial, L.P. (the "Operating Partnership"), of which FI is the sole general partner.

        In connection with the issuance of the Series A Preferred Shares, FI contributed to Securities Corporation the gross proceeds from the issuance of the Series A Preferred Shares in exchange for preferred stock of Securities Corporation, and Securities Corporation contributed such proceeds to the Company in exchange for a preferred limited partnership interest in the Company. The Operating Partnership and First Industrial Pennsylvania, L.P. contributed the Properties to the Company in exchange for limited partnership interests in the Company (the "Contribution"). The Pennsylvania Partnership subsequently distributed its limited partnership interest to the Operating Partnership, which is its sole limited partner.

     THE GUARANTEE AND LIMITED PARTNERSHIP AGREEMENT

        The Company has guaranteed the payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Shares under a guarantee (the "Guarantee") contained in a Guarantee and Payment Agreement (the "Guarantee Agreement"). The Guarantee Agreement is administered by American National Bank and Trust Company, as guarantee agent (together with any subagents which it may appoint, the "Guarantee Agent"). The Guarantee Agent may enforce the Guarantee directly against the Company only at the direction of the holders of at least 25% of the outstanding Series A Preferred Shares. No holder of Series A Preferred Shares may seek directly to enforce the Guarantee. The Guarantee and the Guarantee Agreement will terminate upon confirmation to the Company from Fitch Investors Service, L.P. and Standard & Poor's Ratings Group that, immediately following such a termination, the Series A Preferred Shares would be rated at least BBB, whether or not the Series A Preferred Shares are so rated prior to such termination.

        The limited partnership agreement of the Company (the "Limited Partnership Agreement") and the Guarantee Agreement contain covenants generally restricting the Company's activities to the ownership and operation of the Properties and, under certain circumstances, other industrial properties. These covenants shall cease to have any effect upon the termination of the Guarantee. Under its Articles of Incorporation, Securities Corporation's sole purpose will be to act as general partner of the Company and to pay dividends on its common and preferred stock. These and other restrictions are intended to assure that even in the event of FI, the Operating Partnership or other affiliates of FI becoming subject to federal bankruptcy proceedings, neither Securities Corporation nor the Company nor their assets will be treated as subject to such bankruptcy proceedings under the doctrine of substantive consolidation or other doctrines (except to the extent liabilities are imposed by non-insolvency regulatory statutes on affiliates) and that activities of FI, the Operating Partnership and other affiliates will not cause Securities Corporation or the Company to become insolvent or unable to pay their debts as they mature (including the Guarantee).

ITEM 2. THE PROPERTIES

     GENERAL

        At December 31, 1996, the Company owned 19 in-service properties containing approximately 2.1 million square feet of GLA in four states. The Properties are generally located in business parks which have convenient access to interstate highways and air transportation. The median age of the Properties as of December 31, 1996 was approximately nine years.

        The Company classifies its Properties into two industrial categories: bulk warehouse and light industrial. The Company's bulk warehouse properties are generally used for bulk storage of materials and manufactured goods and its light industrial properties are generally used for the design, assembly, packaging and distribution of goods and, in some cases, the provision of services. Each of the Properties is wholly owned by the Company. The following table summarizes certain information as of December 31, 1996 with respect to the Properties.


                                PROPERTY SUMMARY



                          BULK WAREHOUSE             LIGHT INDUSTRIAL                         TOTAL
                      ----------------------     ------------------------    --------------------------------------
                                                                                                         AVERAGE       GLA AS A %
                                   NUMBER OF                   NUMBER OF                    NUMBER OF    OCCUPANCY      OF TOTAL
METROPOLITAN AREA        GLA      PROPERTIES       GLA         PROPERTIES       GLA         PROPERTIES   AT 12/31/96    PORTFOLIO
-----------------     ---------   ----------     -------       ----------    --------       ----------   -----------   -----------
Chicago                 548,425         2         91,550             2         639,975             4          96%            30%
Minneapolis/St. Paul    409,905         2        207,227             2         617,132             4         100%            29%
Grand Rapids            447,500         4              -             -         447,500             4          91%            21%
Detroit                       -         -        287,142             5         287,142             5         100%            13%
Central PA              100,000         1         49,350             1         149,350             2         100%             7%
                      ---------     -----        -------          ----      ----------         -----         ----           ----
Total or Average      1,505,830         9        635,269            10      2,141,099             19          97%           100%
                      =========     =====        =======          ====      ==========         =====         ====           ====

     DETAIL PROPERTY LISTING

     The following table lists all of the Properties as of December 31, 1996, none of which were subject to mortgage liens as of such date.




                                PROPERTY LISTING


                                       LOCATION        YEAR BUILT/      BUILDING          LAND AREA               OCCUPANCY
     BUILDING ADDRESS                (CITY/STATE)      RENOVATED          TYPE              (ACRES)       GLA    AT 12/31/96
-----------------------------  ----------------------  ---------       -----------        ----------    -------  -----------
5020 Louise Drive              Mechanicsburg, PA           1995     Light Industrial          5.06       49,350      100%
7195 Grayson Road              Harrisburg, PA              1994     Bulk Warehouse            6.02      100,000      100%
2101-2125 Gardner Road         Broadview, IL            1950/69     Bulk Warehouse            9.98      323,425       93%
2942 MacArthur Boulevard       Northbrook, IL              1979     Light Industrial          3.12       49,730      100%
3150-3160 MacArthur Boulevard  Northbrook, IL              1978     Light Industrial          2.14       41,820      100%
365 North Avenue               Carol Stream, IL            1969     Bulk Warehouse           28.65      225,000      100%
2965 Technology Drive          Rochester Hills, MI         1995     Light Industrial          4.92       66,395      100%
4177A Varsity Drive            Ann Arbor, MI               1993     Light Industrial          2.48       11,050      100%
6515 Cobb Drive                Sterling Heights, MI        1984     Light Industrial          2.91       47,597      100%
1451 Lincoln Avenue            Madison, MI                 1967     Light Industrial          3.92       75,000      100%
4400 Purks Drive               Auburn Hills, MI            1987     Light Industrial         13.04       87,100      100%
425 Gordon Industrial Court    Grand Rapids, MI            1990     Bulk Warehouse            8.77      156,875      100%
2851 Prairie Street            Grand Rapids, MI            1989     Bulk Warehouse            5.45      117,251      100%
2945 Walkent Court             Grand Rapids, MI            1993     Bulk Warehouse            4.45       93,374      100%
537 76th Street                Grand Rapids, MI            1987     Bulk Warehouse            5.26       80,000       50%
6707 Shingle Creek Parkway     Brooklyn Center, MN         1986     Light Industrial          4.22       75,939      100%
6655 Wedgwood Road             Maple Grove, MN             1989     Light Industrial         17.88      131,288      100%
900 Apollo Road                Eagan, MN                   1970     Bulk Warehouse            39.00     312,265      100%
7316 Aspen Lane North          Brooklyn Park, MN           1978     Bulk Warehouse             6.63      97,640      100%
                                                                                                      ---------     ----
                                                                    TOTAL                             2,141,099       97%
                                                                                                      =========     ====

TENANT AND LEASE INFORMATION

     Many of the Company's leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1996, 97% of the GLA of the Properties was leased.

     The following table sets forth, as of December 31, 1996, the base rent, and the total GLA leased, by tenants responsible for more than one percent of the aggregate December 1996 base rent.


                                               ANNUAL BASE RENT                           GLA
                                         ------------------------------         ----------------------
     TENANT                                  AMOUNT        % OF TOTAL        OCCUPIED       % OF TOTAL
     ------                              --------------  --------------  -----------------  ----------
  1  SciMed Life Systems, Inc.            $1,129,268           13.4%            131,288        6.1%
  2  Meyercord Company                       853,526           10.1%            225,000       10.5%
  3  Anchor Hocking Plastics                 765,049            9.1%            312,265       14.6%
  4  Yaskawa Electric America, Inc.          758,730            9.0%             91,550        4.3%
  5  ASC, Inc.                               435,500            5.2%             87,100        4.1%
  6  American Axle & Manufacturing           383,177            4.5%             66,395        3.1%
  7  B.L. Downey Company, Inc.               376,422            4.5%            138,986        6.5%
  8  Grant-Durban, Inc.                      364,000            4.3%             75,000        3.5%
  9  Alabama Metals Industries Corp.         286,674            3.4%            100,000        4.7%
 10  Nelson Metal Products Corp.             273,400            3.2%             87,938        4.1%
 11  International Paper Company             261,005            3.1%             93,374        4.4%
 12  Transpak, Inc.                          214,200            2.5%             47,597        2.2%
 13  TLC Group, Inc.                         213,940            2.5%             96,875        4.5%
 14  Auer Steel & Heating Supply             195,033            2.3%             47,861        2.2%
 15  ITT Educational Services, Inc.          194,459            2.3%             21,000        1.0%
 16  Espec Corp.                             193,596            2.3%             60,000        2.8%
 17  Independent Metals Corp.                192,528            2.3%             61,119        2.9%
 18  Crest Engineering Company               173,305            2.1%             40,040        1.9%
 19  St. Thomas Creations                    149,971            1.8%             28,350        1.3%
 20  Blevins, Inc.                           140,000            1.7%             40,000        1.9%
 21  Spartan Stores, Inc.                    120,000            1.4%             80,000        3.7%
 22  Total Plastics, Inc.                    115,262            1.4%             29,313        1.4%
 23  J.C. Penney                              96,876            1.2%             28,078        1.3%
 24  The Rugby Group, Inc.                    85,560            1.0%             24,800        1.2%
                                          ----------           ----           ---------       ----
     Total                                $7,971,481           94.6%          2,013,929       94.2%
                                          ==========           ====           =========       ====


     The following table shows scheduled lease expirations for all leases for the Company's Properties as of December 31, 1996.




                                                      PERCENTAGE OF                           PERCENTAGE OF TOTAL
                                                          GLA                                  ANNUAL BASE RENT
                     NUMBER OF   GLA SUBJECT         REPRESENTED BY     ANNUAL BASE RENT        REPRESENTED BY
      YEAR OF        LEASES      TO EXPIRING            EXPIRING         UNDER EXPIRING            EXPIRING
  EXPIRATION (1)     EXPIRING    LEASES                 LEASES              LEASES  (2)             LEASES
----------------     --------    ------------        -------------      ----------------      -------------------
1997                    3          124,313                 6%             $  453,252                  5%
1998                    7          250,219                12%              1,296,245                 16%
1999                    8          518,681                24%              1,435,008                 17%
2000                    7          462,460                21%              2,500,661                 30%
2001                    1           28,350                 1%                149,971                  2%
2002                    2          230,500                11%                813,925                 10%
2003                    1          100,000                 5%                286,675                  3%
2004                    1           40,000                 2%                140,000                  2%
2005                    2           66,395                 3%                383,178                  5%
Thereafter              3          256,861                12%                839,712                 10%
                       --        ---------                ---             ----------                ----
Total                  35        2,077,779                97%             $8,298,627                100%
                       ==        =========                ===             ==========                ====

-------------------------
(1) Lease expirations as of December 31, assuming tenants do not exercise existing renewal, termination, or purchase options.
(2)   Includes minimum contractual rent increases during the term of the lease.

     MATERIAL PROPERTIES

     At December 31, 1996, three of the Company's Properties (the "Material Properties") represent ten percent or more of the aggregate book value of the Properties as of December 31, 1996, or ten percent or more of the aggregate rental revenues as of December 31, 1996.

     The following table shows the occupancy rate and average annual base rent per square foot for each of the Material Properties for the periods indicated:


                                 6655 WEDGEWOOD ROAD               365 NORTH AVENUE           2101-2125 GARDNER ROAD
                                   MAPLE GROVE, MN                 CAROL STREAM, IL                BROADVIEW, IL
                             -----------------------------  ---------------------------    ----------------------------
                                               AVG ANNUAL                    AVG ANNUAL                     AVG ANNUAL
                                OCCUPANCY      BASE RENT      OCCUPANCY      BASE RENT     OCCUPANCY        BASE RENT
           YEAR                  RATE (1)      PER SQ. FT.     RATE (1)     PER SQ. FT.     RATE (1)        PER SQ. FT.
---------------------------  ----------------  -----------    ---------  --------------    ---------     -----------------
1996.......................        100%          $8.60         100%            $3.79          93%             $3.09
1995.......................        100%           8.60         100%             4.00         100%              2.81
1994.......................        100%           7.63         100%             4.00         100%              2.67
1993.......................        (2)            (2)          (3)              (3)          100%              2.59
1992.......................        (2)            (2)          (3)              (3)          100%              2.42
1991.......................        (2)            (2)          (3)              (3)          100%              2.36

-----------------------
(1)  As of December 31 of the year indicated
(2) The Company acquired this property on September 30, 1994. Information for periods prior to January 1, 1994, is not available.
(3) The Company acquired this property on November 14, 1994. Information for periods prior to January 1, 1994, is not available.

     The following table sets forth certain information concerning the tenants and leases at the Material Properties as of December 31, 1996.


                                                                                     ANNUAL BASE    PRIMARY
                                                                          GLA           RENT AT       LEASE       MAXIMUM
                                                                       OCCUPIED      DECEMBER 31,    TERM       LEASE TERM
TENANT                                         NATURE OF BUSINESS     (SQ. FT.)         1996       EXPIRATION    EXPIRATION
------                                         --------------------  ------------   ------------- -- --------   -----------
6655 WEDGEWOOD ROAD
  SciMed Life Systems, Inc. (1)............      Medical devices      131,288         $1,129,268      2000         2005

365 NORTH AVENUE
  Meyercord Company........................      Printed transfers    225,000  (2)       853,526      2002         2012
                                                  and decals

2101-2125 GARDNER ROAD
  B.L. Downey..............................       Plastics            138,986            347,460      1997         2012

Alabama Metals Industries Corp...........       Rolled steel          100,000            286,674      1998         2003
                                                 processor

Independent Metals Corporation...........       Rolled steel           61,119            192,528      1998         2003
                                                 processor

--------------------------------

(1) The tenant currently has the right to terminate the lease on 9 months prior notice beginning December 31, 1998, without an early termination fee.
(2) The tenant has subleased 87,571 sq. ft. of this property to CP&P, Incorporated, which is a fast food paper and plastic supplier.

     PROPERTY MANAGEMENT

     The Company's properties are managed by the Operating Partnership, of which FI is the sole general partner.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in legal proceedings arising in the ordinary course of business. All such proceedings, taken together, are not expected to have a material impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.




                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None.


ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

         The following sets forth selected financial and operating data for the Company and its Predecessor Businesses (herein after defined). The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. "Predecessor Businesses" include the historical statements of operations of the Properties from the date of acquisition (or, if the Property was developed, the date placed in service) by the Operating Partnership or the Pennsylvania Partnership for the period January 1, 1995 to December 15, 1995 (or the earlier date of contribution to the Company) and the year ended December 31, 1994.

                                                          FIRST INDUSTRIAL SECURITIES, L.P.       PREDECESSOR BUSINESSES
                                                          --------------------------------   -----------------------------
                                                                           FOR THE PERIOD    FOR THE PERIOD
                                                          FOR THE YEAR        AUGUST 14,       JANUARY 1,       FOR THE YEAR
                                                              ENDED             1995 TO         1995, TO           ENDED
                                                           DECEMBER 31,       DECEMBER 31,    DECEMBER 15,        DECEMBER
                                                               1996                1995          1995              31 1994
                                                           ------------    ---------------   --------------     -------------
                                                                          (IN THOUSANDS, EXCEPT PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
Total Revenues....................................         $   11,516        $    1,223           $8,048         $     2,940
Property Expenses.................................              3,394               269            2,291                 771
Interest Expense..................................                ---               ---            2,376                 846
Depreciation and Amortization.....................              1,766               271            1,261                 491
                                                           ----------        ----------           ------         -----------
Net Income........................................         $    6,356        $      683           $2,120         $       832
                                                           ==========        ==========           ======         ===========
BALANCE SHEET DATA (END OF PERIOD):
Real Estate, Before Accumulated Depreciation               $   76,255        $   75,319                          $    52,638
Real Estate, After Accumulated Depreciation                    72,582            73,338                               52,149
Total Assets......................................             76,337            75,878                               52,404
Acquisition Facility..............................                ---               ---                               25,175
Total Liabilities.................................              1,440             1,110                               26,200
Partners' Capital.................................         $   74,897        $   74,768                          $    26,204
OTHER DATA (END OF PERIOD):
Total Properties..................................                 19                19                                   12
Total GLA in sq. ft...............................          2,141,099         2,139,459                            1,489,094
Occupancy %.......................................                97%              100%                                  99%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     OVERVIEW

     The following discussion should be read in conjunction with "Selected Financial and Operating Data" and the historical Financial Statements and Combined Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

     RESULTS OF OPERATIONS

     The results of operations for the year ended December 31, 1996 include the operations of the Company. The results of operations for the year ended December 31, 1995 include the operations of the Predecessor Businesses from January 1, 1995, to December 15, 1995 and the operations of the Company from August 14, 1995, to December 31, 1995. The results of operations for the year ended December 31, 1994, include the operations of the Predecessor Businesses from January 1, 1994 through December 31, 1994.

     At December 31, 1996 and 1995, the Company owned 19 in-service Properties containing approximately 2.1 million square feet. At December 31, 1994, the Company owned 12 in-service properties with approximately 1.4 million square feet. Acquisition and construction of seven Properties containing approximately .7 million square feet were made between December 31, 1994 and December 31, 1995.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1996, TO YEAR ENDED DECEMBER 31,
     1995


     Revenues increased by $2.2 million or 24.2%, due primarily to the Properties acquired or developed after December 31, 1994.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.8 million or 32.6% due primarily to Properties acquired or developed after December 31, 1994.

     Interest expense decreased from $2.4 million to $0 due to the repayment of indebtedness collateralized by the Properties at the time of the Contribution.

     Depreciation and amortization increased by $.2 million due primarily to the additional depreciation and amortization related to the Properties acquired and developed after December 31, 1994.


     COMPARISON OF YEAR ENDED DECEMBER 31, 1995, TO YEAR  ENDED DECEMBER 31,
     1994


     Revenues increased by $6.3 million or 215.3%, due primarily to the Properties acquired or developed after December 31, 1993.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $1.8 million or 232.0% due primarily to Properties acquired or developed after December 31, 1993.

     Interest expense increased from $.8 million to $2.4 million due primarily to additional debt incurred in connection with the acquisition and completion of development of additional Properties after December 31, 1993. As of December 31, 1995, the Company had no debt outstanding.

     Depreciation and amortization increased by $1.0 million due primarily to the additional depreciation and amortization related to the Properties acquired and developed after December 31, 1993.


     LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996 and 1995, the Company had no outstanding indebtedness.

     Net cash provided by operating activities was $7.5 million for the year ended December 31, 1996 compared to $3.6 million for the year ended December 31, 1995. This increase is primarily due to increased net operating income due to the Properties acquired or developed after December 31, 1994 and reduced interest expense due to the repayment of indebtedness collateralized by the Properties at the time of Contribution. Net cash provided by operating activities was $3.6 million for the year ended December 31, 1995 compared to $2.1 million for the year ended December 31, 1994. This increased is primarily due to increased net operating income due to the Properties acquired or developed after December 31, 1993.

     Net cash used in investing activities was $.9 million for the year ended December 31, 1996 compared to $22.7 million and $52.6 million for the years ended December 31, 1995 and December 31, 1994, respectively. The significantly higher net cash used in investing activities for the years ended December 31, 1995 and December 31, 1994 reflect the acquisition and development of additional Properties.

     Net cash used in financing activities for the year ended December 31, 1996 was $6.2 million, comprised of preferred limited partnership distributions to Securities Corporation and pro rata general and limited partnership distributions to Securities Corporation and the Operating Partnership, respectively. Net cash provided by financing activities for the year ended December 31, 1995 was $20.2 million composed primarily of increased borrowings related to the purchase and development of additional Properties and Security Corporation's capital contributions, which were partially offset by the repayment of indebtedness collateralized by the Properties at the time of Contribution. Net cash provided by financing activities for the year ended December 31, 1994 was $50.5 million, reflecting primarily debt and equity transactions relating to FI's initial public offering in June 1994 ("Initial Offering") and an increase in indebtedness due to the Properties acquired subsequent to the Initial Offering.

     In 1996, the Company paid preferred limited partnership distributions of $3.9 million to Securities Corporation. In 1996, the Company paid pro rata general and limited partnership distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $2.3 million.

     The Company has considered its short-term liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses and to pay the preferred limited partnership distribution and other partnership distributions. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to fund its long-term liquidity requirements for non-recurring capital improvements with its cash flow from operations and in part with a deferred maintenance escrow established in connection with the issuance of the Series A Preferred Shares.


     INFLATION

     Inflation has not had a significant impact on the Company because of the relatively low inflation rates in the Company's markets of operation. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the leases are for terms less than five years which may enable the Company to replace existing leases with new leases at higher base rentals if rents of existing leases are below the then-existing market rate.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                EXECUTIVE COMPENSATION

The directors and executive officers of Securities Corporation, the general partner of the Company are as follows:


    Name                Age  Office
    ----                ---  ------
    Michael T. Tomasz   54   President, Chief Executive Officer and Director
    Michael W. Brennan  40   Chief Operating Officer
    Michael J. Havala   37   Chief Financial Officer and Director
    Patrick J. Galvin   57   Independent Director


     The independent director receives an annual director's fee of $10,000. No other director or executive officer of Securities Corporation receives any separate compensation as such.

     The following biographical descriptions set forth certain information with respect to the directors and executive officers of Securities Corporation:

     Michael T. Tomasz.   Mr. Tomasz has been President, Chief Executive
Officer and Director of Securities Corporation since its inception and has been President, Chief Executive Officer and Director of FI since April 1994.
Between 1986 and 1994, he was managing partner of the Chicago office of The Shidler Group and was involved in the acquisition, financing, leasing, managing and disposition of over $270 million of commercial property.

     Michael W. Brennan. Mr. Brennan has been Chief Operating Officer of Securities Corporation since its inception and has been Chief Operating Officer of FI since December 1995 and a Director of FI since March, 1996, prior to which time he was Senior Vice President, Asset Management of FI since April 1994. He was a partner of The Shidler Group between 1988 and 1994 and the President of the Brennan/Tomasz/Shidler Investment Corporation and was in charge of asset management, leasing, project finance, accounting and treasury functions for The Shidler Group's Chicago operations.

     Michael J. Havala.   Mr. Havala has been Chief Financial Officer and
Director of Securities Corporation since its inception and has been the Chief Financial Officer of FI since April 1994. Between 1989 and 1994 he was Chief Financial Officer for The Shidler Group's Midwest region with responsibility for accounting, finance and treasury functions.

     Patrick J. Galvin. Mr. Galvin has been Director of Securities Corporation since 1995. He has been a senior partner in the law firm of Galvin, Galvin & Leeney in Hammond, Indiana since 1986. He is admitted to the practice of law in the States of Indiana and Illinois and the District of Columbia and is a member of the American Bar Asociation. Mr. Galvin holds a Bachelor of Arts degree from the University of Notre Dame and received J.D. and L.L.M. in taxation degrees from the Georgetown University Law Center. He serves on the Board of Directors of Mercantile National Bank of Indiana.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Securities Corporation owns a 1% general partner interest and the preferred limited partner interest in the Company. The Operating Partnership owns a 99% limited partner interest in the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's Properties are managed by the Operating Partnership pursuant to a property management agreement. Management fees incurred are based on 3.25% of gross receipts. These fees totaled approximately $386,000 for the period January 1, 1996 to December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS

         (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K


         (3)      Exhibits:

                  Exhibit No.  Description
                  -----------  -----------
                    4.1 The Limited Partnership Agreement of First Industrial Securities, L.P. (incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    4.2 Amended and Restated Articles of Incorporation of First Industrial Securities Corporation (incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01).

                    4.3 Articles Supplementary of First Industrial Securities Corporation (incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    4.4 Bylaws of First Industrial Securities Corporation (incorporated by reference to
                               Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    10.1 Guarantee and Payment Agreement (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    10.2 Agency and Advance Agreement (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    10.3 Guarantee Agency Agreement (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    10.4 Property Management Agreement (incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    10.5 Contribution Agreement by and between First Industrial Pennsylvania, L.P. and First Industrial Securities, L.P. (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    10.6 Contribution Agreement by and between First Industrial, L.P. and First Industrial Securities, L.P. (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    10.7 Contribution Agreement by and between First Industrial, L.P. and First Industrial Securities, L.P. relating to over-allotment (incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 33-97014-01)

                    27   *     Financial Data Schedule

                         *     Filed herewith.

     (b)  REPORTS ON FORM 8-K      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        FIRST INDUSTRIAL SECURITIES, L.P.
                        BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date:  March 27, 1997               By:/s/ Michael T. Tomasz
                                       -------------------------------------
                                       Michael T. Tomasz
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  March 27, 1997               By:/s/ Michael J. Havala
                                       ------------------------------------
                                       Michael J. Havala
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)




  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature              Title                                 Date
  ---------              -----                                 ----

  /s/ Michael T. Tomasz  President, Chief Executive Officer    March 27, 1997
  ---------------------  and Director
      Michael T. Tomasz

  /s/ Michael J. Havala  Chief Financial Officer and Director  March 27, 1997
  ---------------------
      Michael J. Havala


  /s/ Patrick J. Galvin  Director                              March 27, 1997
  ---------------------
      Patrick J. Galvin

                                 EXHIBIT INDEX



                     Exhibit No.   Description
                     -----------  ------------------------
                        27         Financial Data Schedule

                       FIRST INDUSTRIAL SECURITIES, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




                                                                       PAGE
                                                                       ----
     FINANCIAL STATEMENTS
       Report of Independent
       Accountants...............................................      F-2

       Balance Sheets of First Industrial Securities, L.P. (the
       "Company") as of December 31, 1996 and 1995...............      F-3

       Statements of Operations of the Company for the Year
       Ended December 31, 1996 and for the Period August 14,
       1995 to December 31, 1995 and the Combined Statements of
       Operations for the Predecessor Businesses for the Period
       January 1, 1995 to December 15, 1995 and for the Year
       Ended December 31, 1994...................................      F-4

       Statements of Changes in Partners' Capital of the Company
       for the Year Ended December 31, 1996 and for the Period
       August 14, 1995 to December 31, 1995 and the Combined
       Statements of Changes in Partners' Capital of the
       Predecessor Businesses for the Period January 1, 1995 to
       December 15, 1995 and for the Year Ended December 31,
       1994......................................................      F-5

       Statements of Cash Flows of the Company for the Year
       Ended December 31, 1996 and for the Period August 14,
       1995 to December 31, 1995 and the Combined Statements of
       Cash Flows of the Predecessor Businesses for the Period
       January 1, 1995 to December 15, 1995 and for the Year
       Ended December 31, 1994...................................      F-6


       Notes to Consolidated and Combined Financial Statements...      F-7


     FINANCIAL STATEMENT SCHEDULE

       Schedule III:  Real Estate and Accumulated Depreciation....     S-1



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
     First Industrial Securities, L.P.


     We have audited the financial statements and the financial statement schedule of First Industrial Securities, L.P. (the "Company") and the combined financial statements of the Predecessor Businesses as listed on page F-1 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Industrial Securities, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the period August 14, 1995 through December 31, 1995 and the combined results of operations and cash flows of the Predecessor Businesses for the period January 1, 1995 through December 15, 1995 and for the year ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.










                                           COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 12, 1997

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)






                                                                         December 31,           December 31,
                                                                             1996                   1995
                                                                         ------------           ------------
                                        ASSETS
ASSETS:
 Investment in Real Estate:
  Land....................................................                $       11,626            $    11,626
  Buildings and Improvements..............................                        64,629                 63,693
  Less: Accumulated Depreciation..........................                        (3,673)                (1,981)
                                                                         ---------------          -------------
    Net Investment in Real Estate.........................                        72,582                 73,338

 Cash and Cash Equivalents................................                         1,428                  1,112
 Restricted Cash..........................................                           411                    414
 Tenant Accounts Receivable, Net..........................                           568                    163
 Deferred Rent Receivable.................................                           717                    426
 Prepaid Expenses and Other Assets, Net...................                           631                    425
                                                                         ---------------          -------------
    Total Assets..........................................                $       76,337            $    75,878
                                                                         ===============          =============

                          LIABILITIES AND PARTNERS' CAPITAL
LIALBILITIES:
  Accounts Payable and Accrued Expenses...................                          $858            $       677
  Rents Received in Advance and Security Deposits.........                           582                    433
                                                                         ---------------          -------------
      Total Liabilities...................................                         1,440                  1,110
                                                                         ---------------          -------------
  Commitments and Contingencies...........................                           ---                    ---

  PARTNERS' CAPITAL:
  General Partner and Preferred Limited Partner...........                        41,254                 41,253
  Limited Partner.........................................                        33,643                 33,515
                                                                         ---------------          -------------
      Total Partners' Capital.............................                        74,897                 74,768
                                                                         ---------------          -------------
      Total Liabilities and Partners' Capital.............                 $      76,337            $    75,878
                                                                         ===============          =============

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                          STATEMENTS OF OPERATIONS AND
                             PREDECESSOR BUSINESSES
                       COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                          First Industrial Securities, L.P.                 Predecessor Businesses
                                        -------------------------------------       --------------------------------------
                                                               For the Period       For the Period
                                                                 August 14,           January 1,             For the Year
                                          Year Ended              1995 to             1995  to                   Ended
                                         December 31,           December 31,         December 15,             December 31,
                                             1996                  1995                 1995                     1994
                                         -----------            ------------         ------------             ------------
Revenues:
 Rental Income...........................  $ 8,644                 $  974                $6,261                 $2,273
 Tenant Recoveries and Other Income......    2,872                    249                 1,787                    667
                                           -------                  -----                ------                 ------
   Total Revenues........................   11,516                  1,223                 8,048                  2,940
                                           -------                  -----                ------                 ------
Expenses:
 Real Estate Taxes.......................    2,328                    219                 1,597                    538
 Repairs and Maintenance.................      390                      6                   217                     68
 Property Management.....................      386                     36                   271                     91
 Utilities...............................      106                      2                    72                     42
 Insurance...............................       70                      6                    81                     26
 Other...................................      114                    ---                    53                      6
 Interest Expense........................      ---                    ---                 2,376                    846
 Depreciation and Other Amortization.....    1,766                    271                 1,261                    491
                                           -------                  -----                ------                 ------
    Total Expenses.......................    5,160                    540                 5,928                  2,108
                                           -------                  -----                ------                 ------
 Net Income..............................  $ 6,356                  $ 683                $2,120                 $  832
                                           =======                  =====                ======                 ======

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND
                             PREDECESSOR BUSINESSES
              COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                 Predecessor
                                                  Businesses
                                               -----------------
                                  Total        Partners' Capital
                                ---------      -----------------
Balance at January 1, 1994....   $    ---           $    ---
  Contributions...............     25,372             25,372
  Net Income..................        832                832
                                 --------           --------
Balance at December 31, 1994     $ 26,204           $ 26,204
  Contributions...............   $  4,567           $  4,567
  Distributions (Note 2)......    (32,891)           (32,891)
  Net Income..................      2,120              2,120
                                 --------           --------
Balance at December 15, 1995..   $    ---           $    ---
                                 ========           ========




                                         First Industrial Securities, L.P.
                                -----------------------------------------------------
                                                                         General
                                                                       Partner and
                                                      Limited           Preferred
                                  Total               Partner         Limited Partner
                                --------              -------         ---------------
Balance at August 14, 1995....  $    ---             $    ---            $     ---
  Contributions: Cash.........    41,251                  ---               41,251
  Contributions: Other........    33,302               33,302                  ---
  Distributions...............      (468)                 ---                 (468)
  Net Income..................       683                  213                  470
                                --------             --------            ---------
Balance at December 31, 1995    $ 74,768             $ 33,515            $  41,253

  Distributions...............  $ (6,227)            $ (2,284)           $  (3,943)
  Net Income..................     6,356             $  2,412            $   3,944
                                --------             --------            ---------
Balance at December 31, 1996..  $ 74,897             $ 33,643            $  41,254
                                ========             ========            =========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                          STATEMENTS OF CASH FLOWS AND
                             PREDECESSOR BUSINESSES
                       COMBINED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)




                                                                       First Industrial Securities, L.P.  Predecessor Businesses
                                                                       ---------------------------------  -----------------------
                                                                                      For the Period
                                                                        For the Year    August 14,    For the Period    For the Year
                                                                           Ended         1995 to      January 1, 1995      Ended
                                                                        December 31,   December 31,   to December 15,   December 31,
                                                                            1996           1995            1995              1994
                                                                        ------------   ------------   --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income...........................................................      $6,356         $683          $2,120             $832
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
    Depreciation and Amortization....................................       1,766          271           1,261              491
    Provision for Bad Debts..........................................          50          ---             ---              ---
    Increase in Tenant Accounts Receivable...........................        (455)        (163)            ---              ---
    Increase in Deferred Rent Receivable, Prepaid
     Expenses and Other Assets.......................................        (568)        (105)           (534)            (257)
    Increase (Decrease) in Accounts Payable, Accrued Expenses,
     Rents Received in Advance and Security Deposits.................         330          893            (808)           1,025
                                                                           ------       ------        --------         --------
       Net Cash Provided by Operating Activities.....................       7,479        1,579           2,039            2,091
                                                                           ------       ------        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of and Additions to Investment in Real Estate
     and Construction in Progress.....................................       (936)         ---         (22,681)         (52,638)
                                                                           ------       ------        --------         --------
    Net Cash Used In Investing Activities.............................       (936)         ---         (22,681)         (52,638)
                                                                           ------       ------        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions.....................................................     (6,227)        (468)            ---              ---
    Proceeds from Acquisition Facilities Payable......................        ---          ---          16,075           35,555
    Repayments on Acquisition Facilities Payable......................        ---      (41,250)            ---          (10,380)
    Capital Contributions.............................................        ---       41,251           4,567           25,372
                                                                           ------       ------        --------         --------
       Net Cash (Used In) Provided by Financing Activities............     (6,227)        (467)         20,642           50,547
                                                                           ------       ------        --------         --------

Net Increase in Cash and Cash Equivalents.............................        316        1,112             ---              ---
Cash and Cash Equivalents, Beginning of Period........................      1,112          ---             ---              ---
                                                                           ------       ------        --------         --------
Cash and Cash Equivalents, End of Period..............................     $1,428       $1,112        $      0         $      0
                                                                           ======       ======        ========         ========
Supplemental Cash Flow Information
       Cash Paid for Interest.........................................     $  ---       $  ---        $  1,957         $    846
                                                                           ======       ======        ========         ========
       Interest Capitalized...........................................     $  ---       $  ---        $    114         $     20
                                                                           ======       ======        ========         ========

    The accompanying notes are an integral part of the financial statements.

           FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. ORGANIZATION

     First Industrial Securities, L.P. ("the Company") is a Delaware limited partnership formed on August 14, 1995, the 1% general partner of which is First Industrial Securities Corporation ("Securities Corporation"), a wholly owned subsidiary of First Industrial Realty Trust, Inc. ("FI"), and the 99% limited partner of which is First Industrial, L.P. (the "Operating Partnership"), of which FI is the sole general partner. Securities Corporation also owns a preferred limited partnership interest in the Company.


     The limited partnership agreement of the Company (the "Limited Partnership Agreement") and the Guarantee Agreement contain covenants generally restricting the Company's activities to the ownership and operation of the properties and, under certain circumstances, other industrial properties. These covenants shall cease to have any effect upon the termination of the Guarantee. Under its Articles of Incorporation, Securities Corporation's sole purpose will be to act as general partner of the Company and to pay dividends on its common and preferred stock. These and other restrictions are intended to assure that even in the event of FI, the Operating Partnership or other affiliates of FI becoming subject to federal bankruptcy proceedings, neither Securities Corporation nor the Company nor their assets will be treated as subject to such bankruptcy proceedings under the doctrine of substantive consolidation or other doctrines (except to the extent liabilities are imposed by non-insolvency regulatory statutes on affiliates) and that activities of FI, the Operating Partnership and other affiliates will not cause Securities Corporation or the Company to become insolvent or unable to pay their debts as they mature (including the Guarantee).


2. FORMATION TRANSACTIONS

     The Initial Capitalization

     The Company was capitalized with a capital contribution of $1 on August 28, 1995 by Securities Corporation.


     The Contribution Transactions

     On November 17, 1995, FI completed a public offering of 1,500,000 shares of $.01 par value 9 1/2% Series A Cumulative Preferred Stock at $25.00 per share, and on December 14, 1995, FI issued 150,000 shares of $.01 par value 9 1/2% Series A Cumulative Preferred Stock for $25.00 per share pursuant to the underwriters' exercise of their over-allotment option (together the "Series A Preferred Shares"). The issuance of 1,650,000 Series A Preferred Shares is thus referred to as the "Offering". Gross proceeds to FI from the Offering were $41,250. FI contributed to Securities Corporation the gross proceeds from the Offering in exchange for preferred stock of Securities Corporation, and Securities Corporation contributed such proceeds to the Company in exchange for a preferred limited partnership interest in the Company. The Operating Partnership and First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), a Delaware limited partnership and a subsidiary of the Operating Partnership, contributed to the Company, in return for limited partnership interests, 14 properties and 5 properties (described below) on November 17, 1995 and December 14, 1995, respectively, encumbered by liens collateralizing debt under the 1994 Acquisition Facility (herein after defined). An amount of such debt equal to the gross proceeds of

          FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

the Offering was repaid by the Company and such liens on the properties described below have been released. The Pennsylvania Partnership contributed its limited partnership interest in the Company to the Operating Partnership. The foregoing is herein collectively referred to as the "Contribution Transactions". The Company commenced operations on November 17, 1995.


     The Properties

     Upon consummation of the Offering and the Contribution Transactions (collectively, the "Formation Transactions"), the Company owned 19 properties located in four states containing an aggregate of approximately 2.1 million square feet (unaudited) of gross leasable area ("GLA"). Of the properties:

      (a) Four were acquired by the Operating Partnership prior to FI's initial public offering (the "Initial Offering") in June, 1994;

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


3. BASIS OF PRESENTATION

     The Statements of Operations for the Company present the operations of the Company for the year ended December 31, 1996 and for the period August 14, 1995 to December 31, 1995. The Combined Statements of Operations for the Predecessor Business present the historical operations

           FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

of the properties from the date of acquisition (or, if the property was developed, the date placed in service) by the Predecessor Businesses through the dates of the Contribution Transactions.


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In order to conform with the generally accepted accounting principles, management, in preparation of the financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1996 and 1995, and the reported amounts of revenues and expenses for the year ended December 31, 1996, the period August 14, 1995 to December 31, 1995, the period January 1, 1995 to December 15, 1995 and the year ended December 31, 1994. Actual results could differ from those estimates.


     Revenue Recognition:

     Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and are recognized as revenues in the period the related expenses are incurred by the Company.


     The Company evaluates and, if applicable, provides for an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $50 and $0 as of December 31, 1996 and 1995, respectively.


     General and Administrative

     Expenses incurred related to the operations of the properties are reflected in property management expense, therefore, there is no allocation of FI's general and administrative expense.


     Investment in Real Estate and Depreciation:

     Effective from the Company's inception, the Company adopted Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Real estate assets are carried at the lower depreciated cost or fair value as determined by the Company. The Company reviews its properties on a quarterly basis for impairment and provides an allowance if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstance warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income and discounting the expected
cash  flows of  the properties.   Such amounts are then compared to the
property's depreciated cost to determine whether an impairment exists.

           FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                     Years
                                                                  --------
Buildings and Improvements................................        38 to 40
Land Improvements.........................................        15


     Construction expenditures for tenant improvements and leasing commissions are capitalized and amortized over the terms of each specific lease. Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are capitalized.


     When assets are sold or retired, their costs and accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income or loss.


     Cash and Cash Equivalents:

     Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.


     Income Taxes:

     No federal income taxes are payable by the Company or the Predecessor Businesses, and none have been provided for in the accompanying financial statements and combined financial statements. Prior to the Offering, the Predecessor Businesses were owned by the Operating Partnership and the Pennsylvania Partnership. In accordance with partnership taxation, each of the partners are responsible for reporting their share of taxable income or loss.


     Fair Value of Financial Investments:

     The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable and other accrued expenses. The fair value of these financial instruments was not materially different from their carrying amount or contract values.


     Reclassifications:

     Certain amounts in the 1995 financial statements were reclassified to conform with the current year presentation.

           FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

5. RELATED PARTY TRANSACTIONS

     The 19 properties owned by the Company are managed by the Operating Partnership, of which FI is the sole general partner. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $386 and $36 for the year ended December 31, 1996 and the period August 14, 1995 to December 31, 1995, respectively. At December 31, 1996 and December 31, 1995, $42 and $36 of accrued management fees were due to the Operating Partnership, respectively.


6. THE ACQUISITION FACILITY PAYABLE

     On June 30, 1994, the Operating Partnership entered into a revolving credit facility (the "1994 Acquisition Facility") under which the Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including working capital. The combined financial statements of the Predecessor Business assume a loan balance proportional to the total lender's estimated value of the properties compared to the total lender's estimated value of all properties collateralizing the
1994 Acquisition Facility.   Borrowings under the 1994 Acquisition Facility
bear interest at a floating rate based on a "Corporate Base Rate" plus .5% or LIBOR plus 2.0%. Under the 1994 Acquisition Facility, interest only payments are due monthly. The borrowings under the 1994 Acquisition Facility are cross-collateralized by certain other properties acquired and held by the Operating Partnership and the Pennsylvania Partnership. In connection with the Contribution Transactions, the outstanding balance under the 1994 Acquisition Facility allocable to the Predecessor Businesses was repaid and the liens on the properties collateralizing such facility were released.


7. FUTURE RENTAL REVENUES

     The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1996 are approximately as follows:



                 1997                   $ 8,116
                 1998                     7,470
                 1999                     6,022
                 2000                     5,011
                 2001                     2,884
                 Thereafter               8,546
                                        -------
                   Total                $38,049
                                        =======

     Three of the Company's properties represent ten percent or more of the aggregate book value of the assets as of December 31, 1996, or ten percent or more of the Company's aggregate rental revenues as of December 31, 1996.

           FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

8. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS


Supplemental disclosure of noncash investing and financing activities:

Exchange of Limited Partnership Interest for Assets and Liabilities

                                               First Industrial
                                                Securities, L.P.
                                                For the Period
                                              August 14, 1995 to
                                              December 31, 1995
                                              -----------------
Land.......................................        $   11,626
Buildings and Improvements.................            63,693
Accumulated Depreciation...................            (1,718)
Restricted Cash............................               414
Deferred Rent Receivable...................               387
Other Assets...............................               367
Acquisition Facility Payable...............           (41,250)
Accrued Expenses...........................              (217)
Limited Partnership Interest...............           (33,302)
                                              -----------------
                                                   $        0
                                              -----------------


9. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of their properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company or the Predecessor Businesses.

     Two properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at an appraised fair market value or at a fixed purchased price generally in excess of the Company's purchase price. The Company has no notice of any exercise of any tenant purchase option.

           FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)




                                                                First Industrial Securities, L.P.
                                                                  Year Ended December 31, 1996
                                                ----------------------------------------------------------------------
                                               First Quarter      Second Quarter     Third Quarter      Fourth Quarter
                                               ------------       --------------     -------------      --------------
Revenues.....................                     $2,742            $3,005            $ 2,876               $2,893
Property Expenses............                       (680)             (775)            (1,059)                (880)
Depreciation and Amortization                       (439)             (439)              (442)                (446)
                                                  ------            ------            -------               ------
Net Income...................                     $1,623            $1,791            $ 1,375               $1,567
                                                  ======            ======            =======               ======


                                                                                            First Industrial     Predecessor
                                               Predecessor Businesses                       Securities. L.P.      Businesses
                                            Year Ended December 31, 1995                        Year Ended December 31, 1995
                                     -----------------------------------------------------      -----------------------------
                                     First Quarter        Second Quarter     Third Quarter                Fourth Quarter
                                     -------------        --------------     -------------      -----------------------------
Revenues.....................          $1,927                $2,195            $2,739              $1,223            $1,187
Property Expenses............            (502)                 (595)             (648)               (269)             (546)
Interest Expense.............            (577)                 (659)             (744)                 ---             (396)
Depreciation and Amortization            (324)                 (368)             (389)               (271)             (180)
                                     -------------        --------------     -------------      -----------------------------
Net Income...................            $524                  $573              $958                $683               $65
                                     =============        ==============     =============      ==============================

                       FIRST INDUSTRIAL SECURITIES, L.P.

                                 SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)



                                                                                               COSTS
                                                                      (A)                   CAPITALIZED
                                                                 INITIAL COST              SUBSEQUENT TO
                               LOCATION                      ----------------------        ACQUISITION OR
BUILDING ADDRESS               (CITY/STATE)                  LAND         BUILDINGS          COMPLETION
----------------               ------------               -------         ---------        ---------------
5020 Louise Drive              Mechanisburg, PA           $   707           $   ---             $2,773
7195 Grayson                   Harrisburg, IL                 478             2,771                 73
3150-3160 MacArthur Boulevard  Northbrook, IL                 439             2,518                103
2101-2125 Gardner Road         Broadview, IL                1,177             6,818                103
365 North Avenue               Carol Stream, IL             1,208             6,961                 81
2942 MacArthur Boulevard       Northbrook, IL                 315             1,803                 15
2965 Technology Drive          Rochester Hills, MI            953               ---              2,403
1451 Lincoln Avenue            Madison, MI                    299             1,703                187
4400 Purks Drive               Auburn Hills, MI               602             3,410                111
4177A Varsity Drive            Ann Arbor, MI                   90               536                 59
6515 Cobb Drive                Sterling Heights, MI           305             1,753                 29
425 Gordon Industrial Court    Grand Rapids, MI               611             3,747                692
2851 Prairie Street            Grand Rapids, MI               337             2,778                271
2945 Walkent Court             Grand Rapids, MI               310             2,074                294
537 76th Street                Grand Rapids, MI               255             1,456                113
6655 Wedgewood Road            Maple Grove, MN              1,465             8,410                 75
900 Apollo Road                Eagan, MN                    1,029             5,855                193
7316 Aspen Lane North          Brooklyn, MN                   368             2,156                145
6707 Shingle Creek Parkway     Brooklyn Center, MN            376             2,101                361
                                                          -------           -------             ------
                                                          $11,324           $56,850             $8,081
                                                          =======           =======             ======

                                                               GROSS AMOUNT CARRIED
                                                            AT CLOSE OF PERIOD (12/31/96)(C)
                                                         --------------------------------------
                               LOCATION                               BUILDING AND
BUILDING ADDRESS               (CITY/STATE)                LAND        IMPROVEMENTS      TOTAL
----------------               ------------              ------       -------------      ------
5020 Louise Drive              Mechanisburg, PA         $   716           $  2,764      $ 3,480
7195 Grayson                   Harrisburg, IL               479              2,843        3,322
3150-3160 MacArthur Boulevard  Northbrook, IL               439              2,621        3,060
2101-2125 Gardner Road         Broadview, IL              1,228              6,870        8,098
365 North Avenue               Carol Stream, IL           1,208              7,042        8,250
2942 MacArthur Boulevard       Northbrook, IL               315              1,818        2,133
2965 Technology Drive          Rochester Hills, MI          964              2,392        3,356
1451 Lincoln Avenue            Madison, MI                  305              1,884        2,189
4400 Purks Drive               Auburn Hills, MI             610              3,513        4,123
4177A Varsity Drive            Ann Arbor, MI                 90                595          685
6515 Cobb Drive                Sterling Heights, MI         305              1,782        2,087
425 Gordon Industrial Court    Grand Rapids, MI             644              4,406        5,050
2851 Prairie Street            Grand Rapids, MI             445              2,941        3,386
2945 Walkent Court             Grand Rapids, MI             352              2,326        2,678
537 76th Street                Grand Rapids, MI             258              1,566        1,824
6655 Wedgewood Road            Maple Grove, MN            1,466              8,484        9,950
900 Apollo Road                Eagan, MN                  1,029              6,048        7,077
7316 Aspen Lane North          Brooklyn, MN                 394              2,275        2,669
6707 Shingle Creek Parkway     Brooklyn Center, MN          379              2,459        2,838
                                                        -------            -------      -------
                                                        $11,626            $64,629      $76,255
                                                        =======            =======      =======



                                                   ACCUMULATED
                               LOCATION            DEPRECIATION  YEAR BUILT/         DEPRECIABLE
BUILDING ADDRESS               (CITY/STATE)          12/31/96     RENOVATED           LIVES(YEARS)
----------------               ------------        ------------  -----------         -------------
5020 Louise Drive              Mechanisburg, PA          $  173     1995                  (b)
7195 Grayson                   Harrisburg, IL               147     1994                  (b)
3150-3160 MacArthur Boulevard  Northbrook, IL               159     1978                  (b)
2101-2125 Gardner Road         Broadview, IL                398    1950/69                (b)
365 North Avenue               Carol Stream, IL             395     1969                  (b)
2942 MacArthur Boulevard       Northbrook, IL               113     1979                  (b)
2965 Technology Drive          Rochester Hills, MI          114     1995                  (b)
1451 Lincoln Avenue            Madison, MI                   79     1967                  (b)
4400 Purks Drive               Auburn Hills, MI             138     1987                  (b)
4177A Varsity Drive            Ann Arbor, MI                 59     1993                  (b)
6515 Cobb Drive                Sterling Heights, MI         103     1984                  (b)
425 Gordon Industrial Court    Grand Rapids, MI             294     1990                  (b)
2851 Prairie Street            Grand Rapids, MI             203     1989                  (b)
2945 Walkent Court             Grand Rapids, MI             161     1993                  (b)
537 76th Street                Grand Rapids, MI              68     1987                  (b)
6655 Wedgewood Road            Maple Grove, MN              493     1989                  (b)
900 Apollo Road                Eagan, MN                    276     1970                  (b)
7316 Aspen Lane North          Brooklyn, MN                 100     1978                  (b)
6707 Shingle Creek Parkway     Brooklyn Center, MI          200     1986                  (b)
                                                         ------
                                                         $3,673
                                                         ======

     NOTES:
        (a) Initial cost for each respective property is total acquisition costs associated with its purchase.

        (b) Depreciation is computed based upon the following estimated lives:


                      Buildings, Improvements                     38 to 40 years
                      Tenant Improvements, Leasehold Improvements  Life of lease

        (c) At December 31, 1996, aggregate cost of land, buildings and improvements for federal income tax purposes was approximately $76 million.

         There were no encumbrances on the properties at December 31, 1996

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                 SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                            AS OF DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


        The changes in total real estate assets for the years ended December 31, 1996 and 1995 are as follows:

                                                                                      First Industrial Securities, L.P.
                                                                                      ---------------------------------
                                                                                         1996                1995
                                                                                       -------             -------
Balance, Beginning of Year...................................................          $75,319              $  ---
Capital Contribution from Operating Partnership and Pennsylvania Partnership,
  Acquisitions, Construction Costs and Improvements                                        936               75,319
                                                                                       -------              -------
Balance, End of Year.........................................................          $76,255              $75,319
                                                                                       =======              =======

     The changes in accumulated depreciation for the years ended December 31, 1996 and 1995 are as follows:

                                                                                    First Industrial Securities, L.P.
                                                                                    ---------------------------------
                                                                                         1996             1995
                                                                                        ------           -----
Balance, Beginning of Year.......................................................       $1,981           $ ---
Capital Contribution from Operating Partnership and Pennsylvania Partnership,
  Acquisitions, Construction Costs and Improvements..............................          ---            1,718
Depreciation.....................................................................        1,692              263
                                                                                        ------           ------
Balance, End of Year.............................................................       $3,673           $1,981
                                                                                        ======           ======