Form 10-Q
period 1997-03-31
FIRST INDUSTRIAL SECURITIES L P
filed 1997-05-15
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
( ) Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
                               __________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes        /X/             No .
                                          ----------------------

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                   FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1997

                                     INDEX
                                    -------


PART I:   FINANCIAL INFORMATION                                                      PAGE
                                                                                     ----
   Item 1.   Financial Statements

   Balance Sheets of First Industrial Securities, L.P. as of March 31, 1997 and
   December 31, 1996...........................................................        2

   Statements of Operations of First Industrial Securities, L.P. for the Three
   Months Ended March 31, 1997 and March 31, 1996..............................        3

   Statements of Cash Flows of First Industrial Securities, L.P. for the Three
   Months Ended March 31, 1997 and March 31, 1996..............................        4

   Notes to Financial Statements...............................................       5-6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................        7

PART II:   OTHER INFORMATION
   Item 1.  Legal Proceedings..................................................        8
   Item 2.  Changes in Securities..............................................        8
   Item 3.  Defaults Upon Senior Securities....................................        8
   Item 4.  Submission of Matters to a Vote of Security Holders................        8
   Item 5.  Other Information..................................................        8
   Item 6.  Exhibits and Reports on Form 8-K...................................        8

SIGNATURE......................................................................        9

EXHIBIT INDEX..................................................................       10


                         PART I.  FINANCIAL INFORMATION
                       ----------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)






                                                                               March 31,              December 31,
                                                                                 1997                     1996
                                                  ASSETS                    ---------------         ---------------
Assets:
Investment in Real Estate:
  Land......................................................                 $   11,626               $   11,626
  Buildings and Improvements................................                     64,638                   64,629
  Less: Accumulated Depreciation............................                     (4,099)                  (3,673)
                                                                           ---------------          ---------------
    Net Investment in Real Estate...........................                     72,165                   72,582

Cash and Cash Equivalents...................................                        878                    1,428
Restricted Cash.............................................                        411                      411
Tenant Accounts Receivable, Net.............................                        514                      568
Deferred Rent Receivable....................................                        814                      717
Prepaid Expenses and Other Assets, Net......................                        678                      631
                                                                           ---------------          ---------------
    Total Assets............................................                 $   75,460               $   76,337
                                                                           ===============          ===============
                                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts Payable and Accrued Expenses.....................                 $      842               $      858
  Rents Received in Advance and Security Deposits...........                        473                      582
                                                                           ---------------           ---------------
    Total Liabilities.......................................                      1,315                    1,440
                                                                           ---------------           ---------------
Commitments and Contingencies...............................                        ---                      ---

Partners' Capital:
  General Partner and Preferred Limited Partner.............                     41,246                   41,254
  Limited Partner...........................................                     32,899                   33,643
                                                                           ---------------           ---------------
    Total Partners' Capital.................................                     74,145                   74,897
                                                                           ---------------           ---------------
    Total Liabilities and Partners' Capital.................                 $   75,460               $   76,337
                                                                           ===============           ===============


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                 Three                  Three
                                                              Months Ended           Months Ended
                                                            March 31, 1997         March 31, 1996
Revenues:                                                 -----------------       -----------------
  Rental Income..........................................      $     2,158            $     2,088
  Tenant Recoveries and Other Income.....................              721                    654
                                                          -----------------       -----------------
    Total Revenues.......................................            2,879                  2,742
                                                          -----------------       -----------------
Expenses:
  Real Estate Taxes......................................              572                    422
  Repairs and Maintenance................................              174                    119
  Property Management....................................               86                     87
  Utilities..............................................               54                     24
  Insurance..............................................               10                     22
  Other..................................................                8                      6
  Depreciation and Amortization..........................              447                    439
                                                          -----------------       -----------------
    Total Expenses.......................................            1,351                  1,119
                                                          -----------------       -----------------
Net Income...............................................      $     1,528            $     1,623
                                                          =================       =================

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                          Three                    Three
                                                                      Months Ended              Months Ended
                                                                     March 31, 1997            March 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:                              -----------------         -----------------
  Net Income................................................             $    1,528                $    1,623
  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
    Depreciation and Amortization...........................                    447                       439
    Decrease in Tenant Accounts Receivable..................                     54                         7
    Increase in Deferred Rent Receivable and Prepaid Expenses
     and Other Assets.......................................                   (165)                      (30)
    (Decrease) Increase in Total Liabilities................                   (125)                      171
                                                                   -----------------         -----------------
       Net Cash Provided by Operating Activities............                  1,739                     2,210
                                                                   -----------------          -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of and Additions to Investment in Real Estate....                     (9)                     (581)
                                                                   -----------------          -----------------
       Net Cash Used in Investing Activities................                     (9)                     (581)
                                                                   -----------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions.............................................                 (2,280)                   (1,687)
                                                                   -----------------          -----------------
       Net Cash Used in Financing Activities................                 (2,280)                   (1,687)
                                                                   -----------------          -----------------
Net Decrease in Cash and Cash Equivalents...................                   (550)                      (58)
Cash and Cash Equivalents, Beginning of Period..............                  1,428                     1,112
                                                                   -----------------          -----------------
Cash and Cash Equivalents, End of Period....................          $         878              $     $1,054
                                                                   =================          =================


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


1.   ORGANIZATION AND FORMATION OF THE COMPANY

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1996 Form 10-K. These interim financial statements should be read in conjunction with the December 31, 1996 audited final statements and notes thereto included in the Company's 1996 Form 10-K. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1996 audited financial statements included in the Company's 1996 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.


     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 1997 and December 31, 1996, and the reported amounts of revenues and expenses for the three months ended March 31, 1997 and 1996. Actual results could differ from these estimates.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been included.

     The Company evaluates and, if applicable, provides for an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $50 as of March 31, 1997 and December 31, 1996.

3.   RELATED PARTY TRANSACTIONS

     The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $86 and $87 for the three months ended March 31, 1997 and 1996, respectively. At March 31, 1997 and December 31, 1996, $0 and $42 of accrued management fees were due to the Operating Partnership, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Company.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5.   PARTNERS' CAPITAL

     On March 27, 1997, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $1,300.

     On March 31, 1997, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FI, in each case, the amount equal to the aggregate dividend payable on FI's Series A Preferred Stock.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of First Industrial Securities, L.P.'s (the "Company") financial condition and results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 TO THREE MONTHS ENDED MARCH 31, 1996

     At March 31, 1997 and 1996, the Company owned 19 properties with approximately 2.1 million square feet.

     Total revenues increased by $.1 million, or 5%, due primarily to an increase in rental rates and an increase in tenant recovery income.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.2 million, or 33%. This increase is due primarily to additional snow removal expenses incurred in the Minneapolis and Harrisburg metropolitan areas, and an increase in repair and maintenance expense and real estate taxes in the majority of the Company's geographical markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1.7 million for the three months ended March 31, 1997 compared to $2.2 million for the three months ended March 31, 1996. The decrease is primarily due to a decrease in rents received in advance and security deposits.

     Net cash used in investing activities was $.01 million for the three months ended March 31, 1997 compared to $.6 million for the three months ended March 31, 1996. The majority of the cash used in investing activities was for capital improvements of the Company's properties.

     Net cash used in financing activities for the three months ended March 31, 1997 consisted of a preferred limited partner distribution of $1.0 million and a general and limited partner distribution of $1.3 million. Net cash used in financing activities for the three months ended March 31, 1996 consisted of a preferred limited partner distribution of $1.0 million and a general and limited partner distribution of $.7 million.

     The Company has considered its short-term (less than one year) liquidity requirements and the adequacy of its estimated cash flows from operations. The Company believes that its liquidity needs are to fund normal recurring expenses, and pay the preferred limited partnership distribution and other partnership distributions. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to fund its long-term (greater than one year) liquidity requirements for non-recurring capital improvements with its cash flows from operations and in part with a deferred maintenance escrow established in connection with the issuance of First Industrial Realty Trust, Inc.'s Series A Preferred Stock.

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
       None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       Not applicable.


ITEM 5.   OTHER INFORMATION
       Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit No.  Description
       -----------  -----------
          27        Financial Data Schedule


     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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




                               FIRST INDUSTRIAL SECURITIES, L.P.,
                               BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date:  May 13, 1997            By:    /s/ Michael J. Havala
                                  -------------------------------------
                                  Michael J. Havala
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX





Exhibit No.  Description
-----------  -----------
EX-27        Financial Data Schedule