Form 10-Q
period 1997-06-30
FIRST INDUSTRIAL SECURITIES L P
filed 1997-08-14
CIK 1000823

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
(  ) Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
                              __________________

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




           311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS 60606
                   (Address of principal executive offices)


                                (312) 344-4300
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  /X/   No .
                                         -------

                      FIRST INDUSTRIAL SECURITIES, L.P.
                                  FORM 10-Q
                      FOR THE PERIOD ENDED JUNE 30, 1997

                                    INDEX


PART I:   FINANCIAL INFORMATION                                           PAGE
                                                                          ----
     Item 1.    Financial Statements

     Balance Sheets of First Industrial Securities, L.P. as of June 30,
     1997 and December 31, 1996..........................................   2

     Statements of Operations of First Industrial Securities, L.P. for
     the Six Months Ended June 30, 1997 and June 30, 1996................   3

     Statements of Operations of First Industrial Securities, L.P. for
     the Three Months Ended June 30, 1997 and June 30, 1996..............   4

     Statements of Cash Flows of First Industrial Securities, L.P. for
     the Six Months Ended June 30, 1997 and June 30, 1996................   5

     Notes to Financial Statements.......................................  6-7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  8-9


PART II:   OTHER INFORMATION

       Item 1.  Legal Proceedings........................................   10
       Item 2.  Changes in Securities....................................   10
       Item 3.  Defaults Upon Senior Securities..........................   10
       Item 4.  Submission of Matters to a Vote of Security Holders......   10
       Item 5.  Other Information........................................   10
       Item 6.  Exhibits and Reports on Form 8-K.........................   10


SIGNATURE................................................................   11

EXHIBIT INDEX............................................................   12

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                      FIRST INDUSTRIAL SECURITIES, L.P.
                                BALANCE SHEETS
                                (IN THOUSANDS)
                                 (UNAUDITED)




                                                        June 30,    December 31,
                                                          1997          1996
                                    ASSETS              ---------   ------------
Assets:
 Investment in Real Estate:
  Land..............................................    $  11,626     $  11,626
  Buildings and Improvements........................       64,959        64,629
  Less:  Accumulated Depreciation...................       (4,518)       (3,673)
                                                        ---------   ------------
      Net Investment in Real Estate.................       72,067        72,582

 Cash and Cash Equivalents..........................        1,758         1,428
 Restricted Cash....................................          411           411
 Tenant Accounts Receivable, Net....................          462           568
 Deferred Rent Receivable...........................          933           717
 Prepaid Expenses and Other Assets, Net.............          493           631
                                                        ---------   ------------
      Total Assets..................................    $  76,124     $  76,337
                                                        =========   ============

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts Payable and Accrued Expenses..............          999           858
 Rents Received in Advance and Security Deposits....          555           582
                                                        ---------   ------------
      Total Liabilities.............................        1,554         1,440
                                                        ---------   ------------

Commitments and Contingencies.......................          ---           ---

Partners' Capital:
 General Partner and Preferred Limited Partner......       41,250        41,254
 Limited Partner....................................       33,320        33,643
                                                        ---------   ------------
      Total Partners' Capital.......................       74,570        74,897
                                                        ---------   ------------
      Total Liabilities and Partners' Capital.......    $  76,124     $  76,337
                                                        =========   ============








   The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                 (UNAUDITED)




                                                   Six               Six
                                               Months Ended      Months Ended
                                               June 30, 1997     June 30, 1996
                                               -------------     -------------
Revenues:
 Rental Income.............................     $    4,166       $    4,396
 Tenant Recoveries and Other Income........          1,390            1,351
                                               -------------     -------------
      Total Revenues.......................          5,556            5,747
                                               -------------     -------------

Expenses:
 Real Estate Taxes.........................          1,122              938
 Repairs and Maintenance...................            270              220
 Property Management.......................            179              165
 Utilities.................................             99               55
 Insurance.................................             18               49
 Other.....................................             45               28
 Depreciation and Amortization.............            890              878
                                               -------------     -------------
      Total Expenses.......................          2,623            2,333
                                               -------------     -------------

 Net Income................................     $    2,933       $    3,414
                                               =============     =============















   The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                 (UNAUDITED)





                                                Three            Three
                                             Months Ended     Months Ended
                                             June 30, 1997    June 30, 1996
                                             -------------    -------------
Revenues:
 Rental Income.............................   $   2,008        $   2,308
 Tenant Recoveries and Other Income........         669              697
                                             -------------    -------------
      Total Revenues.......................       2,677            3,005
                                             -------------    -------------

Expenses:
 Real Estate Taxes.........................         550              516
 Repairs and Maintenance...................          96              101
 Property Management.......................          93               78
 Utilities.................................          45               31
 Insurance.................................           8               27
 Other.....................................          37               22
 Depreciation and Amortization.............         443              439
                                             -------------    -------------
      Total Expenses.......................       1,272            1,214
                                             -------------    -------------

Net Income.................................   $   1,405        $   1,791
                                             =============    =============













   The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)





                                                                            Six                           Six
                                                                        Months Ended                  Months Ended
                                                                        June 30, 1997                 June 30, 1996
                                                                        -------------                 --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income.................................................             $      2,933                 $        3,414
 Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
  Depreciation and Amortization.............................                      890                            878
  Decrease in Tenant Accounts Receivable....................                      106                              2
  Increase in  Deferred Rent Receivable and Prepaid
    Expenses and Other Assets...............................                     (123)                          (172)
  Increase in Restricted Cash...............................                      ---                             (4)
  Increase (Decrease)  in Total Liabilities.................                      114                            (61)
                                                                        -------------                 --------------
      Net Cash Provided by Operating Activities.............                    3,920                          4,057
                                                                        -------------                 --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of and Additions to Investment in Real Estate.....                     (330)                          (717)
                                                                        -------------                 --------------
      Net Cash Used in Investing Activities.................                     (330)                          (717)
                                                                        -------------                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions..............................................                   (3,260)                        (2,667)
                                                                        -------------                 --------------
      Net Cash Used In Financing Activities.................                   (3,260)                        (2,667)
                                                                        -------------                 --------------

Net Increase in Cash and Cash Equivalents...................                      330                            673
Cash and Cash Equivalents, Beginning of Period..............                    1,428                          1,112
                                                                        -------------                 --------------
Cash and Cash Equivalents, End of Period....................             $      1,758                 $        1,785
                                                                        =============                 ==============











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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1996 Form 10-K. These interim financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto included in the Company's 1996 Form 10-K. The following notes to these interim financial statements highlights changes to the notes included in the December 31, 1996 audited financial statements included in the Company's 1996 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 1997 and December 31, 1996, and reported amounts of revenues and expenses for the six months and three months ended June 30, 1997 and 1996. Actual results could differ from these estimates.

     In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations for the six months and three months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996 have been included.

     The Company evaluates and, if applicable, provides for an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $50 as of June 30, 1997 and December 31, 1996.

3.   RELATED PARTY TRANSACTIONS

     The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $179 and $165 for the six months ended June 30, 1997 and 1996, respectively. At June 30, 1997 and December 31, 1996, $0 and $42 of accrued management fees were due to the Operating Partnership, respectively.

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

     On June 30, 1997, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FI, in each case, the amount equal to the aggregate dividend payable on FI's Series A Preferred Stock.

6.   SUBSEQUENT EVENTS

     On July 18, 1997, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $1,000.

                      FIRST INDUSTRIAL SECURITIES, L.P.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of First Industrial Securities, L.P.'s (the "Company") financial condition and the results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.


RESULTS OF OPERATIONS

     At June 30, 1997 and 1996, the Company owned 19 properties with approximately 2.2 million square feet.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996

     Total revenues decreased by $.2 million, or 3.3%, due primarily to a slight decrease in occupancy.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.3 million, or 19.1%. This increase is due primarily to additional snow removal expenses incurred in the Minneapolis and Harrisburg metropolitan areas, and an increase in repair and maintenance expense and real estate taxes in the majority of the Company's geographical markets.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30,
1996

     Total revenues decreased by $.3 million, or 10.9%, due primarily to a slight decrease in occupancy.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.1 million, or 7.0%. This increase is due primarily to an increase in real estate taxes in the majority of the Company's geographical markets.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $3.9 million for the six months ended June 30, 1997 compared to $4.1 million for the six months ended June 30, 1996. The decrease is primarily due to the operations of the properties as discussed in the results of operations above.

     Net cash used in investing activities was $.3 million for the six months ended June 30, 1997 compared to $ .7 million for the six months ended June 30, 1996. The majority of the cash used in investing activities was for capital improvements of the Company's properties.

     Net cash used in financing activities for the six months ended June 30, 1997 consisted of preferred limited partner distributions of $2.0 million and a general and limited partner distribution of $1.3 million. Net cash used in financing activities for the six months ended June 30, 1996 consisted of preferred limited partner distributions of $2.0 million and a general limited partner distribution of $.7 million.


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

     The Company expects to fund its long-term (greater than one year) liquidity requirements for non-recurring capital improvements with its cash flows from operations and in part with a deferred maintenance escrow established in connection with the issuance of First Industrial Realty Trust, Inc.'s Series A Preferred Stock which is included in restricted cash on the balance sheet.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
        None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable.


ITEM 5.  OTHER INFORMATION
        Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit No.  Description
        -----------  -----------
            27       Financial Data Schedule

        No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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




                                 FIRST INDUSTRIAL SECURITIES, L.P.,
                                 BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date:  August 12, 1997           By:  /s/ Michael J. Havala
                                    -------------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX



Exhibit No.         Description
-----------         -----------
  EX-27             Financial Data Schedule