Form 10-Q
period 1997-09-30
FIRST INDUSTRIAL SECURITIES L P
filed 1997-11-14
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
( ) Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  /X/             No.
                                         -------

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                     INDEX




PART I:   FINANCIAL INFORMATION                                              PAGE
                                                                             -----
     Item 1.   Financial Statements

     Balance Sheets of First Industrial Securities, L.P. as of September
     30, 1997 and December 31, 1996.......................................    2

     Statements of Operations of First Industrial Securities, L.P. for the
     Nine Months Ended September 30, 1997 and September 30, 1996..........    3

     Statements of Operations of First Industrial Securities, L.P. for the
     Three Months Ended September 30, 1997 and September 30, 1996.........    4

     Statements of Cash Flows of First Industrial Securities, L.P. for the
     Nine Months Ended September 30, 1997 and September  30, 1996.........    5

     Notes to Financial Statements........................................   6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................   8-9


PART II:   OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................    10
     Item 2.  Changes in Securities.......................................    10
     Item 3.  Defaults Upon Senior Securities.............................    10
     Item 4.  Submission of Matters to a Vote of Security Holders.........    10
     Item 5.  Other Information...........................................    10
     Item 6.  Exhibits and Reports on Form 8-K............................    10


SIGNATURE.................................................................    11

EXHIBIT INDEX.............................................................    12


                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS

                      FIRST INDUSTRIAL SECURITIES, L.P.
                                BALANCE SHEETS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                           September  30,               December 31,
                                                                                1997                        1996
                                                                           --------------               ------------
                                                              ASSETS
Assets:
 Investment in Real Estate:
  Land..............................................................       $       11,626               $     11,626
  Buildings and Improvements........................................               65,790                     64,629
  Less:  Accumulated Depreciation...................................               (4,945)                    (3,673)
                                                                           --------------               ------------
    Net Investment in Real Estate...................................               72,471                     72,582
 Cash and Cash Equivalents..........................................                  533                      1,428
 Restricted Cash....................................................                  411                        411
 Tenant Accounts Receivable, Net....................................                  223                        568
 Deferred Rent Receivable...........................................                1,028                        717
 Prepaid Expenses and Other Assets, Net.............................                  721                        631
                                                                           --------------               ------------
    Total Assets....................................................       $       75,387               $     76,337
                                                                           ==============               ============

                                                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts Payable and Accrued Expenses..............................                  704                        858
 Rents Received in Advance and Security Deposits....................                  445                        582
                                                                           --------------               ------------
    Total Liabilities...............................................                1,149                      1,440
                                                                           --------------               ------------
Commitments and Contingencies.......................................                  ---                        ---

Partners' Capital:
 General Partner and Preferred Limited Partner......................               41,247                     41,254
 Limited Partner....................................................               32,991                     33,643
                                                                           --------------               ------------
    Total Partners' Capital.........................................               74,238                     74,897
                                                                           --------------               ------------
    Total Liabilities and Partners' Capital.........................       $       75,387               $     76,337
                                                                           ==============               ============

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                 (UNAUDITED)



                                                             Nine                  Nine
                                                         Months Ended          Months Ended
                                                      September 30, 1997   September 30, 1996
                                                      ------------------   ------------------
Revenues:
 Rental Income..........................................  $  6,336              $  6,467
 Tenant Recoveries and Other Income.....................     2,114                 2,156
                                                          ----------            ----------
    Total Revenues......................................     8,450                 8,623
                                                          ----------            ----------
Expenses:
 Real Estate Taxes......................................     1,656                 1,720
 Repairs and Maintenance................................       363                   305
 Property Management....................................       280                   256
 Utilities..............................................       128                    76
 Insurance..............................................        24                    69
 Other..................................................        66                    88
 Depreciation and Amortization..........................     1,352                 1,320
                                                          ----------            ----------
    Total Expenses......................................     3,869                 3,834
                                                          ----------            ----------

Net Income..............................................  $  4,581              $  4,789
                                                          ==========            ==========

    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                             Three                Three
                                                         Months Ended          Months Ended
                                                      September 30, 1997   September 30, 1996
                                                      ------------------   ------------------
Revenues:
 Rental Income..........................................  $  2,170              $  2,071
 Tenant Recoveries and Other Income.....................       724                   805
                                                          ----------            ----------
    Total Revenues......................................     2,894                 2,876
                                                          ----------            ----------

Expenses:
 Real Estate Taxes......................................       534                   782
 Repairs and Maintenance................................        93                    85
 Property Management....................................       101                    91
 Utilities..............................................        29                    21
 Insurance..............................................         6                    20
 Other..................................................        21                    60
 Depreciation and Amortization..........................       462                   442
                                                          ----------            ----------
    Total Expenses......................................     1,246                 1,501
                                                          ----------            ----------

Net Income..............................................  $  1,648              $  1,375
                                                          ==========            ==========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                       Nine                  Nine
                                                                   Months Ended          Months Ended
                                                                September 30, 1997    September 30, 1996
                                                                ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income.......................................................    $  4,581           $  4,789
 Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
  Depreciation and Amortization...................................       1,352              1,320
  Provision for Bad Debts.........................................         ---                 50
  Decrease (Increase) in Tenant Accounts
    Receivable....................................................         345               (221)
  Increase in  Deferred Rent Receivable ..........................        (311)              (185)
  Increase in Prepaid Expenses and Other Assets, Net..............        (170)               (76)
  Increase (Decrease) in Accounts Payable and Accrued
    Expenses......................................................        (154)                14
  Increase (Decrease) in Rents Received in Advance and
    Security Deposits.............................................        (137)                93
                                                                      ----------         ----------
     Net Cash Provided by Operating Activities....................       5,506              5,784
                                                                      ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of and Additions to Investment in Real Estate..........      (1,161)              (810)
  Decrease in Restricted Cash ....................................         ---                  3
                                                                      ----------         ----------
     Net Cash Used in Investing Activities........................      (1,161)              (807)
                                                                      ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions...................................................      (5,240)            (4,447)
                                                                      ----------         ----------
    Net Cash Used In Financing Activities.........................      (5,240)            (4,447)
                                                                      ----------         ----------

Net (Decrease) Increase in Cash and Cash Equivalents..............        (895)               530
Cash and Cash Equivalents, Beginning of Period....................       1,428              1,112
                                                                      ----------         ----------
Cash and Cash Equivalents, End of Period..........................    $    533           $  1,642
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

     In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations for the nine months and three months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996 have been included.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 1997 and December 31, 1996, and reported amounts of revenues and expenses for the nine months and three months ended September 30, 1997 and 1996. Actual results could differ from these estimates.

     The Company evaluates and, if applicable, provides for an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $50 as of September 30, 1997 and December 31, 1996.

     Certain 1996 items have been reclassified to conform to the 1997 presentation.

3.   RELATED PARTY TRANSACTIONS

     The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $280 and $256 for the nine months ended September 30, 1997 and 1996, respectively. At September 30, 1997 and December 31, 1996, $0 and $42 of accrued management fees were due to the Operating Partnership, respectively.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


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

     On September 30, 1997, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FI, in each case, the amount equal to the aggregate dividend payable on FI's Series A Preferred Stock.

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

RESULTS OF OPERATIONS

     At September 30, 1997 and 1996, the Company owned 19 properties with approximately 2.2 million square feet.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues decreased by $.2 million, or 2.0%, due primarily to a slight decrease in occupancy.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, remained relatively unchanged.

     Depreciation and amortization remained relatively unchanged.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues remained relatively unchanged.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, decreased by $.3 million, or 26.0%. This decrease is due primarily to a decrease in real estate taxes for the Company's properties located in Chicago, Illinois and Minneapolis, Minnesota.

     Depreciation and amortization remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $5.5 million for the nine months ended September 30, 1997 compared to $5.8 million for the nine months ended September 30, 1996. The decrease is primarily due to the operations of the properties as discussed in the results of operations above.

     Net cash used in investing activities was $1.2 million for the nine months ended September 30, 1997 compared to $ .8 million for the nine months ended September 30, 1996. The majority of the cash used in investing activities was for capital improvements of the Company's properties.

     Net cash used in financing activities for the nine months ended September 30, 1997 consisted of preferred limited partner distributions of $2.9 million and a general and limited partner distribution of $2.3 million. Net cash used in financing activities for the nine months ended September 30, 1996 consisted of preferred limited partner distributions of $2.9 million and a general a limited partner distribution of $1.5 million.

     The Company has considered its short-term (less than one year) liquidity requirements and the adequacy of its estimated cash flows from operations. The Company believes that its liquidity needs are to fund normal recurring expenses, and to pay the quarterly preferred limited partnership distribution and other partnership distributions. The Company anticipates that these needs will be met with cash flows provided by operating activities.

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
       None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       Not applicable.


ITEM 5.   OTHER INFORMATION
       Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       Exhibit No.   Description
       -----------   -----------
           27        Financial Data Schedule


       No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 FIRST INDUSTRIAL SECURITIES, L.P.,
                                 BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date: November 13, 1997          By:  /s/ Michael J. Havala
               ---                  -------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX




Exhibit No.     Description
-----------     -----------------------
  EX-27         Financial Data Schedule