Form 10-K
period 1997-12-31
FIRST INDUSTRIAL SECURITIES L P
filed 1998-03-24
CIK 1000823

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997        OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from              to            .
                                    ------------    -----------

                     Commission File Number 33-97014-01



                      FIRST INDUSTRIAL SECURITIES, L.P.
           (Exact name of Registrant as specified in its Charter)


               DELAWARE                             36-4036965
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)           Identification No.)



311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS                   60606
     (Address of principal executive offices)                      (Zip Code)


                               (312) 344-4300
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

         GUARANTEE OF THE 9 1/2% SERIES A CUMULATIVE PREFERRED STOCK
                   OF FIRST INDUSTRIAL REALTY TRUST, INC.
                              (Title of class)

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

                      FIRST INDUSTRIAL SECURITIES, L.P.

                              TABLE OF CONTENTS



                                                                                                PAGE
                                                                                                ----
PART I.

Item 1.   Business...............................................................................  3
Item 2.   The Properties.........................................................................  4
Item 3.   Legal Proceedings......................................................................  8
Item 4.   Submission of Matters to a Vote of Security Holders....................................  8


PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................  9
Item 6.   Selected Financial Data................................................................  9
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.. 10
Item 8.   Financial Statements and Supplementary Data............................................ 13
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures   13


PART III.


Item 10.   Directors and Executive Officers of the Registrant.................................... 13
Item 11.   Executive Compensation................................................................ 13
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................ 14
Item 13.   Certain Relationships and Related Transactions........................................ 14


PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................... 14



SIGNATURES....................................................................................... 15

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial Securities, L.P. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, supply and demand for industrial properties in the Company's current market areas and general accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.


                                    PART I
ITEM 1. BUSINESS

                                 THE COMPANY
    GENERAL

        First Industrial Securities, L.P. (the "Company") is a Delaware limited partnership which owns 19 bulk warehouses and light industrial properties (the "Properties"). The markets in which the Properties are located include:
Chicago, Minneapolis/St. Paul, Grand Rapids, Detroit, and Central Pennsylvania. The Properties contain an aggregate of approximately 2.2 million square feet of gross leasable area ("GLA") which, as of December 31, 1997, was 98.6% leased to 33 tenants. At December 31, 1997, the Company had no employees. The Company's executive offices are located at 311 South Wacker Drive, Suite 4000, Chicago, Illinois 60606, and its telephone number is (312) 344-4300.

        The Company was formed in 1995 in connection with the issuance of a class of preferred stock (the "Series A Preferred Shares") of First Industrial Realty Trust, Inc. ("FR"). The 1% general partner of the Company is First Industrial Securities Corporation ("Securities Corporation"), which is a wholly owned subsidiary of FR. The 99% limited partner of the Company is First Industrial, L.P. (the "Operating Partnership"), of which FR is the sole general partner.

        In connection with the issuance of the $.01 par value Series A Preferred Stock (the "Series A Preferred Stock"), FR contributed to Securities Corporation the gross proceeds from the issuance of the Series A Preferred Stock in exchange for preferred stock of Securities Corporation, and Securities Corporation contributed such proceeds to the Company in exchange for a preferred limited partnership interest in the Company. The Operating Partnership and First Industrial Pennsylvania, L.P. contributed the Properties to the Company in exchange for limited partnership interests in the Company (the "Contribution"). The Pennsylvania Partnership subsequently distributed its limited partnership interest to the Operating Partnership, which is its sole limited partner.

    THE GUARANTEE AND LIMITED PARTNERSHIP AGREEMENT

        The Company has guaranteed the payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Stock under a guarantee (the "Guarantee") contained in a Guarantee and Payment Agreement (the "Guarantee Agreement"). The Guarantee Agreement is administered by American National Bank and Trust Company, as guarantee agent (together with any subagents which it may appoint, the "Guarantee Agent"). The Guarantee Agent may enforce the Guarantee directly against the Company only at the direction of the holders of at least 25% of the outstanding Series A Preferred Stock. No holder of Series A Preferred Stock may seek directly to enforce the Guarantee. The Guarantee and the Guarantee Agreement will terminate upon confirmation to the Company from Fitch Investors Service, L.P. and Standard & Poor's Ratings Group that, immediately following such a termination, the Series A Preferred Stock would be rated at least BBB, whether or not the Series A Preferred Stock are so rated prior to such termination.

        The limited partnership agreement of the Company (the "Limited Partnership Agreement") and the Guarantee Agreement contain covenants generally restricting the Company's activities to the ownership and operation of the Properties and, under certain circumstances, other industrial properties. These covenants shall cease to have any effect upon the termination of the Guarantee. Under its Articles of Incorporation, Securities Corporation's sole purpose will be to act as general partner of the Company and to pay dividends on its common and preferred stock. These and other restrictions are intended to assure that even in the event of FR, the Operating Partnership or other affiliates of FR becoming subject to federal bankruptcy proceedings, neither Securities Corporation nor the Company nor their assets will be treated as subject to such bankruptcy proceedings under the doctrine of substantive consolidation or other doctrines (except to the extent liabilities are imposed by non-insolvency regulatory statutes on affiliates) and that activities of FR, the Operating Partnership and other affiliates will not cause Securities Corporation or the Company to become insolvent or unable to pay their debts as they mature (including the Guarantee).

ITEM 2. THE PROPERTIES

    GENERAL

        At December 31, 1997 the Company owned 19 in-service properties containing approximately 2.2 million square feet of GLA in four states. The Properties are generally located in business parks which have convenient access to interstate highways and air transportation. The median age of the Properties as of December 31, 1997 was approximately ten years.

        The Company classifies its Properties into two industrial categories: bulk warehouse and light industrial. The Company's bulk warehouse properties are generally used for bulk storage of materials and manufactured goods, and its light industrial properties are generally used for the design, assembly, packaging and distribution of goods, and, in some cases, the provision of services. Each of the Properties is wholly owned by the Company. The following table summarizes certain information as of December 31, 1997 with respect to the Properties.

                               PROPERTY SUMMARY




                          BULK WAREHOUSE      LIGHT INDUSTRIAL                   TOTAL
                      ---------------------  -------------------  -----------------------------------
                                                                                            AVERAGE      GLA AS A%
                                 NUMBER OF            NUMBER OF              NUMBER OF     OCCUPANCY     OF TOTAL
METROPOLITAN AREA         GLA    PROPERTIES   GLA     PROPERTIES      GLA    PROPERTIES   AT 12/31/97    PORTFOLIO
-----------------     ---------  ----------  -------  ----------  ---------  ----------   -----------    ---------

Chicago                 548,425           2   91,550           2    639,975           4        100%           30%
Minneapolis/St. Paul    409,905           2  207,227           2    617,132           4        100%           29%
Grand Rapids            464,500           4        -        -       464,500           4         94%           21%
Detroit                       -           -  287,142           5    287,142           5        100%           13%
Central Pennsylvania    100,000           1   49,350           1    149,350           2        100%            7%
                      ---------  ----------  -------  ----------  ---------  ----------        ----          ----
Total or Average      1,522,830           9  635,269          10  2,158,099          19         99%          100%
                      =========  ==========  =======  ==========  =========  ==========        ====          ====

    DETAIL PROPERTY LISTING

        The following table lists all of the Properties as of December 31, 1997, none of which were subject to mortgage liens as of such date.

                               PROPERTY LISTING


                                                                                      LAND
                                     LOCATION        YEAR BUILT       BUILDING        AREA                      OCCUPANCY
BUILDING ADDRESS                   (CITY/STATE)      RENOVATED          TYPE         (ACRES)       GLA         AT 12/31/97
-----------------------------  -------------------   ----------  ----------------    -------    -------        -----------
2101-2125 Gardner Road         Broadview, IL          1950/69    Bulk Warehouse         9.98    323,425            100%
365 North Avenue               Carol Stream, IL         1969     Bulk Warehouse        28.65    225,000            100%
2942 MacArthur Boulevard       Northbrook, IL           1979     Light Industrial       3.12     49,730            100%
3150-3160 MacArthur Boulevard  Northbrook, IL           1978     Light Industrial       2.14     41,820            100%
900 Apollo Road                Eagan, MN                1970     Bulk Warehouse        39.00    312,265            100%
7316 Aspen Lane North          Brooklyn Park, MN        1978     Bulk Warehouse         6.63     97,640            100%
6707 Shingle Creek Parkway     Brooklyn Center, MN      1986     Light Industrial       4.22     75,939            100%
6655 Wedgwood Road             Maple Grove, MN          1989     Light Industrial      17.88    131,288            100%
425 Gordon Industrial Court    Grand Rapids, MI         1990     Bulk Warehouse         8.77    173,875  (a)       100%
2851 Prairie Street            Grandville, MI           1989     Bulk Warehouse         5.45    117,251             75%
2945 Walkent Court             Grand Rapids, MI         1993     Bulk Warehouse         4.45     93,374            100%
537 76th Street                Grand Rapids, MI         1987     Bulk Warehouse         5.26     80,000            100%
2965 Technology Drive          Rochester Hills, MI      1995     Light Industrial       4.92     66,395            100%
4177A Varsity Drive            Ann Arbor, MI            1993     Light Industrial       2.48     11,050            100%
6515 Cobb Drive                Sterling Heights, MI     1984     Light Industrial       2.91     47,597            100%
1451 Lincoln Avenue            Madison Heights, MI      1967     Light Industrial       3.92     75,000            100%
4400 Purks Drive               Auburn Hills, MI         1987     Light Industrial      13.04     87,100            100%
7195 Grayson Road              Harrisburg, PA           1994     Bulk Warehouse         6.02    100,000            100%
5020 Louise Drive              Mechanicsburg, PA        1995     Light Industrial       5.06     49,350            100%
                                                                                              ---------        -----------
                                                                 TOTAL                        2,158,099             99%
                                                                                              =========        ===========

(a) On April 1, 1997, the company completed a 17,000 square foot expansion of this property.



TENANT AND LEASE INFORMATION

        Many of the Company's leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1997, 98.6% of the GLA of the Properties was leased.

        The following table sets forth, as of December 31, 1997, the annualized December 1997 base rent, and the total GLA leased, by tenants responsible for more than one percent of the aggregate annualized December 1997 base rent.


                                            ANNUALIZED BASE RENT                    GLA
                                          ------------------------         -----------------------
TENANT                                      AMOUNT      % OF TOTAL         OCCUPIED     % OF TOTAL
-------------------------------           ----------    ----------         --------     ----------
Sci-Med Life Systems, Inc.                $1,129,272       13.3%            131,288        6.1%
Meyercord Company                            804,996        9.5%            225,000       10.4%
Anchor Hocking Plastics                      765,048        9.0%            312,265       14.5%
Yaskawa Electric America, Inc.               748,944        8.8%             91,550        4.2%
B.L. Downey Company, Inc.                    505,740        6.0%            162,306        7.5%
MSX International Engineering                400,632        4.7%             87,100        4.0%
American Axle & Manufacturing                383,172        4.5%             66,395        3.1%
Universal Trim, Inc.                         315,000        3.7%             75,000        3.5%
Alabama Metals Industries Corp.              286,680        3.4%            100,000        4.6%
Nelson Metal Products Corp.                  281,268        3.3%             87,938        4.1%
International Paper Company                  271,236        3.2%             93,374        4.3%
NWS Michigan                                 242,196        2.9%            113,875        5.3%
Transpak, Inc.                               223,200        2.6%             47,597        2.2%
Auer Steel & Heating Supply Co.              208,200        2.5%             47,861        2.2%
ITT Educational Services, Inc.               194,460        2.3%             21,000        1.0%
Espec Corp                                   193,596        2.3%             60,000        2.8%
Independent Metals Corp.                     192,528        2.3%             61,119        2.8%
Crest Engineering Company                    184,860        2.2%             40,040        1.9%
St. Thomas Creations                         149,976        1.8%             28,350        1.3%
Blevins, Inc.                                140,004        1.6%             40,000        1.9%
Spartan Stores, Inc.                         120,000        1.4%             40,000        1.9%
J.C. Penny Co., Inc.                         106,740        1.3%             28,078        1.3%
Mallinckrodt Veterinary, Inc.                 89,004        1.0%             20,000        0.9%
The Rugby Group, Inc.                         85,560        1.0%             24,800        1.1%
                                          ----------    ----------        ---------     ----------
TOTAL                                     $8,022,312       94.6%          2,004,936       92.9%
                                          ==========    ==========        =========     ==========

        The following table shows scheduled lease expirations for all leases for the Company's Properties as of December 31, 1997.


                                          PERCENTAGE OF
                                               GLA                                    PERCENTAGE OF TOTAL
                  NUMBER    GLA SUBJECT    REPRESENTED             ANNUALIZED           ANNUALIZED BASE
   YEAR OF      OF LEASES   TO EXPIRING    BY EXPIRING          BASE RENT UNDER       RENT REPRESENTED BY
EXPIRATION (1)  EXPIRING    LEASES (2)        LEASES            EXPIRING LEASES         EXPIRING LEASES
--------------  ---------   -----------   -------------         ---------------       -------------------
1998                   7         318,119      15%                   $1,622,496                 19%
1999                   9         537,881      25%                    1,512,108                 18%
2000                   7         395,360      18%                    2,167,788                 25%
2001                   1          28,350       1%                      149,976                  2%
2002                   3         250,500      12%                      907,668                 11%
2003                   1         100,000       5%                      286,680                  3%
2004                   2         115,000       5%                      455,004                  5%
2005                   2          66,395       3%                      383,172                  5%
2006                   1          21,000       1%                      194,460                  2%
Thereafter             4         296,181      14%                      816,036                 10%
                ---------   ------------  -------------         ---------------       -------------------
Total                 37       2,128,786      99%                   $8,495,388                100%
                =========   ============  =============         ===============       ===================

--------------
(1) Lease expirations as of December 31, assuming tenants do not exercise existing renewal, termination, or purchase options.
(2)   Does not include existing vacancies of 29,313 aggregate square feet.

    MATERIAL PROPERTIES


        At December 31, 1997, three of the Company's Properties (the "Material Properties") represent ten percent or more of the aggregate book value of the Properties as of December 31, 1997, or ten percent or more of the aggregate annualized rental revenues as of December 31, 1997.

        The following table shows the occupancy rate and average annual base rent per square foot for each of the Material Properties for the periods indicated:



                     6655 WEDGEWOOD ROAD                 365 NORTH AVENUE                   2101-2125 GARDNER ROAD
                       MAPLE GROVE, MN                   CAROL STREAM, IL                        BROADVIEW, IL
                  --------------------------       -----------------------------         -----------------------------
                                   AVERAGE                           AVERAGE                                 AVERAGE
                                    ANNUAL                            ANNUAL                                 ANNUAL
                  OCCUPANCY       BASE RENT        OCCUPANCY        BASE RENT            OCCUPANCY          BASE RENT
     YEAR          RATE (1)      PER SQ. FT.        RATE (1)       PER SQ. FT.           RATE (1)          PER SQ. FT.
     ----         ---------      -----------       ---------      --------------         ---------         -----------
1997.............    100%           $8.60             100%            $3.58                 100%              $3.05
1996.............    100%            8.60             100%             3.79                  93%               3.09
1995.............    100%            8.60             100%             4.00                 100%               2.81
1994.............    100%            7.63             100%             4.00                 100%               2.67
1993.............    (2)              (2)             (3)               (3)                 100%               2.59
1992.............    (2)              (2)             (3)               (3)                 100%               2.42

---------------
(1)  As of December 31 of the year indicated.
(2)  The Company acquired this property on September 30, 1994.  Information
     for periods prior to January 1, 1994, is not     available.
(3) The Company acquired this property on November 14, 1994. Information for periods prior to January 1, 1994, is not available.

        The following table sets forth certain information concerning the tenants and leases in the Material Properties as of December 31, 1997.





                                                                              ANNUALIZED        PRIMARY           MAXIMUM
                                                          GLA                BASE RENT AT        LEASE             LEASE
                                       NATURE OF         OCCUPIED              DECEMBER           TERM              TERM
TENANT                                  BUSINESS          (SQ. FT.)            31, 1997        EXPIRATION        EXPIRATION
------                                  --------        -----------            --------        ----------        ----------
6655 WEDGEWOOD ROAD
SciMed Life Systems, Inc. (1)....    Medical devices        131,288          $1,129,272           2000             2005

365 NORTH AVENUE
  Meyercord Company..............    Printed transfers      225,000   (2)       804,996           2002             2012
                                     and decals
2101-2125 GARDNER ROAD
  B.L. Downey....................    Plastics               162,306             505,740           2007             2012

Alabama Metals Industries Corp...    Rolled steel           100,000             286,680           2003             2003
                                     processor

Independent Metals Corporation...    Rolled steel            61,119             192,528           1998             2003
                                     processor

----------------------
(1) The tenant currently has the right to terminate the lease on 9 months prior notice beginning December 31, 1998, without an early termination fee.
(2) The tenant has subleased 87,571 sq. ft. of this property to CP&P, Incorporated, which is a fast food paper and plastic supplier.

     PROPERTY MANAGEMENT

        The Company's properties are managed by the Operating Partnership, of which FR is the sole general partner.

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

ITEM 6. SELECTED FINANCIAL DATA


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



                                                      FIRST INDUSTRIAL SECURITIES, L.P.           PREDECESSOR BUSINESSES
                                                 -------------------------------------------   ---------------------------
                                                                             FOR THE PERIOD    FOR THE PERIOD
                                                   FOR THE       FOR THE       AUGUST 14,        JANUARY 1,      FOR THE
                                                  YEAR ENDED    YEAR ENDED       1995 TO          1995 TO       YEAR ENDED
                                                  DECEMBER       DECEMBER      DECEMBER 31,     DECEMBER 15,     DECEMBER
                                                  31,  1997     31,  1996         1995              1995         31, 1994
                                                 -----------    ----------   ---------------   -------------    ----------
                                                                       (IN THOUSANDS, EXCEPT PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
Total Revenues.............................         $11,355      $11,516          $1,223         $8,048            $2,940
Property Expenses.......................              3,311        3,394             269          2,291               771
Interest Expense...........................             ---          ---             ---          2,376               846
Depreciation and Amortization.                        1,820        1,766             271          1,261               491
                                                  ---------    ---------       ---------        -------           -------
Net Income....................................       $6,224       $6,356            $683         $2,120              $832
                                                  =========    =========       =========        =======           =======
BALANCE SHEET DATA (END OF PERIOD):
Real Estate, Before Accumulated
Depreciation.................................       $79,491      $76,255         $75,319                          $52,638
Real Estate, After Accumulated
Depreciation.................................        74,106       72,582          73,338                           52,149
Total Assets...................................      76,822       76,337          75,878                           52,404
Acquisition Facility......................              ---          ---             ---                           25,175
Total Liabilities.............................        1,521        1,440           1,110                           26,200
Partners' Capital...........................        $75,301      $74,897         $74,768                          $26,204
OTHER DATA (END OF PERIOD):
Total Properties.............................            19           19              19                               12
Total GLA in sq. ft........................       2,158,099    2,141,099       2,139,459                        1,489,094
Occupancy %.................................            99%          97%            100%                              99%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

        The following discussion should be read in conjunction with "Selected Financial Data" and the historical Financial Statements and Combined Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

    RESULTS OF OPERATIONS

        The results of operations for the years ended December 31, 1997 and 1996 include the operations of the Company. The results of operations for the year ended December 31, 1995 include the operations of the Predecessor Businesses from January 1, 1995, to December 15, 1995 and the operations of the Company from August 14, 1995 to December 31, 1995.

        At December 31, 1997, the Company owned 19 in-service Properties containing approximately 2.2 million square feet. At December 31, 1996 and 1995, the Company owned 19 in-service Properties containing approximately 2.1 million square feet.

        During 1997, the Company completed a 17,000 square foot expansion of an existing industrial property located in Grand Rapids, Michigan. The cost of the expansion was approximately $.3 million and was funded with cash flows from operations.


    COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR  ENDED DECEMBER 31, 1996


        Revenues decreased by $.2 million or 1.4%, due primarily to a decrease in occupancy. Average occupancy for the years ended December 31, 1997 and 1996 was 94% and 97%, respectively. The lower average occupancy for the year ended 1997 is due to vacancies in the first and second quarters of 1997. As of December 31, 1997, 99% of the GLA of the Properties was leased.

        Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged.

        Depreciation and amortization remained relatively unchanged.


    COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR  ENDED DECEMBER 31, 1995

        Revenues increased by $2.2 million or 24.2%, due primarily to the Properties acquired or developed after December 31, 1994.

        Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, increased by $.8 million or 32.6% due primarily to Properties acquired or developed after December 31, 1994.

        Interest expense decreased from $2.4 million to $0 million due to the repayment of indebtedness collateralized by the Properties at the time of the Contribution.


        Depreciation and amortization increased by $.2 million due primarily to the additional depreciation and amortization related to the Properties acquired and developed after December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1997 and 1996, the Company had no outstanding indebtedness.

        Net cash provided by operating activities was $7.6 million for the year ended December 31, 1997 compared to $7.5 million for the year ended December 31, 1996. This increase is primarily due to a decrease in the amount of outstanding tenant accounts receivable partially offset by a decrease in accounts payable and accrued expenses and rents received in advance and security deposits. Net cash provided by operating activities was $7.5 million for the year ended December 31, 1996 compared to $3.6 million for the year ended December 31, 1995. This increase is primarily related to increased net operating income due to the Properties acquired or developed after December 31, 1994 and reduced interest expense due to the repayment of indebtedness collateralized by the Properties at the time of the Contribution.

        Net cash used in investing activities was $2.8 million for the year ended December 31, 1997 compared to $.9 million for the year ended December 31, 1996. The majority of the increase in cash used in investing activities for the year ended December 31, 1997 relates to the completed expansion of an existing industrial property located in Grand Rapids, Michigan and the current expansion of an existing industrial property located in Auburn Hills, Michigan. Net cash used in investing activities was $22.7 million for the year ended December 31, 1995. The significantly higher net cash used in investing activities for the year ended December 31, 1995 reflects the acquisition and development of additional Properties.

        Net cash used in financing activities for the year ended December 31, 1997 was $5.8 million, comprised of preferred limited partnership distributions to Securities Corporation and pro rata general and limited partnership distributions to Securities Corporation and the Operating Partnership, respectively, which were partially offset by a pro rata general and limited partnership capital contribution from the Securities Corporation and the Operating Partnership. Net cash used in financing activities for the year ended December 31, 1996 was $6.2 million, comprised of preferred limit partnership distributions to Securities Corporation and pro rata general and limited partnership distributions to Securities Corporation and the Operating
Partnership, respectively.   Net cash provided by financing activities for the
year ended December 31, 1995 was $20.2 million, comprised primarily of increased borrowings related to the purchase and development of Properties and Security Corporation's capital contributions, which were partially offset by the repayment of indebtedness collateralized by the Properties at the time of Contribution.

        The Company completed a 17,000 square foot expansion of an existing industrial property located in Grand Rapids, Michigan. The cost of the expansion was approximately $.3 million and was funded with cash flows from operations.

        The Company has committed to the expansion of one industrial property located in Auburn Hills, Michigan. The estimated total cost of the expansion is approximately $2.6 million, and is expected to be funded with cash flows from operations and capital contributions, if necessary.


        In 1997, the Company paid preferred limited partnership distributions of $3.9 million to Securities Corporation. In 1997, the Company paid pro rata general and limited partnership distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $2.3 million that were partially off-set by a pro rata general and limited partnership capital contribution from the Securities Corporation and the Operating Partnership, respectively, in the amount of $.4 million.

        The Company has considered its short-term (less than one year) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses and to pay the preferred limited partnership distribution. The Company anticipates that these needs will be met with cash flows provided by operating activities.


        The Company expects to fund its long-term (greater than one year) liquidity requirements for non-recurring capital improvements and property expansions with its cash flow from operations, capital contributions and in part with a deferred maintenance escrow established in connection with the issuance of the Series A Preferred Stock.


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


YEAR 2000 CONCERNS

        The Company believes, based on discussions with its current systems' vendor, that its software applications and operational programs will properly recognize calendar dates beginning in the Year 2000. In addition, the Company is discussing with its major vendors and customers the possibility of any interface difficulties relating to the Year 2000 which may effect the Company. To date, no significant concerns have been identified, however, there can be no assurance that there will not be any Year 2000 related operating problems or expenses that will arise with the Company's computer systems and software or in connection with the Company's interface with the computer systems and software of its vendors and customers.


OTHER

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has not yet determined its comprehensive income.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has not yet determined the impact of this statement on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                   PART III


ITEM 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND
                EXECUTIVE COMPENSATION

        The directors and executive officers of Securities Corporation, the general partner of the Company are as follows:


        Name                Age  Office
        ----                ---  ------
        Michael T. Tomasz   55   President, Chief Executive Officer and Director
        Michael W. Brennan  41   Chief Operating Officer
        Michael J. Havala   38   Chief Financial Officer and Director
        Patrick J. Galvin   58   Independent Director


        The independent director receives an annual director's fee of $10,000. No other director or executive officer of Securities Corporation receives any separate compensation as such.

        The following biographical descriptions set forth certain information with respect to the directors and executive officers of Securities Corporation:

        Michael T. Tomasz.   Mr. Tomasz has been President, Chief Executive
Officer and Director of Securities Corporation since its inception and has been President, Chief Executive Officer and Director of FR since April 1994. Between 1986 and 1994, he was managing partner of the Chicago office of The Shidler Group and was involved in the acquisition, financing, leasing, managing and disposition of over $270 million of commercial property.

        Michael W. Brennan. Mr. Brennan has been Chief Operating Officer of Securities Corporation since its inception and has been Chief Operating Officer of FR since December 1995 and a Director of FR since March, 1996, prior to which time he was Senior Vice President, Asset Management of FR since April 1994. He was a partner of The Shidler Group between 1988 and 1994 and the President of the Brennan/Tomasz/Shidler Investment Corporation and was in charge of asset management, leasing, project finance, accounting and treasury functions for The Shidler Group's Chicago operations.

        Michael J. Havala.   Mr. Havala has been Chief Financial Officer and
Director of Securities Corporation since its inception and has been the Chief Financial Officer of FR since April 1994. Between 1989 and 1994 he was Chief Financial Officer for The Shidler Group's Midwest region with responsibility for accounting, finance and treasury functions.

        Patrick J. Galvin. Mr. Galvin has been Director of Securities Corporation since 1995. He has been a senior partner in the law firm of Galvin, Galvin & Leeney in Hammond, Indiana since 1986. He is admitted to the practice of law in the States of Indiana and Illinois and the District of Columbia and is a member of the American Bar Association. Mr. Galvin holds a Bachelor of Arts degree from the University of Notre Dame and received J.D. and L.L.M. in taxation degrees from the Georgetown University Law Center. He serves on the Board of Directors of Mercantile National Bank of Indiana.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Securities Corporation owns a 1% general partner interest and the preferred limited partner interest in the Company. The Operating Partnership owns a 99% limited partner interest in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company's Properties are managed by the Operating Partnership pursuant to a property management agreement. Management fees incurred are based on 3.25% of gross receipts. These fees totaled $380,173 for the period January 1, 1997 to December 31, 1997.


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

   (A) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULE AND EXHIBITS
       (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K

       (3)      Exhibits:

                         Exhibit No.      Description
                         -----------      -----------

                           27             *Financial Data Schedule


   (B)  REPORTS ON FORM 8-K    None.









                              * Filed herewith.

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


                               FIRST INDUSTRIAL SECURITIES, L.P.
                               BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date:  March 20, 1998          By:    /s/ Michael T. Tomasz
                                    --------------------------------------------
                                    Michael T. Tomasz
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  March 20, 1998          By:    /s/ Michael J. Havala
                                    --------------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature              Title                                 Date
---------              -----                                 ----

/s/ Michael T. Tomasz  President, Chief Executive Officer    March 20, 1998
---------------------  and Director
    Michael T. Tomasz

/s/ Michael J. Havala  Chief Financial Officer and Director  March 20, 1998
---------------------
    Michael J. Havala


/s/ Patrick J. Galvin  Director                              March 20, 1998
---------------------
    Patrick J. Galvin

                                EXHIBIT INDEX



Exhibit No.   Description
-----------   ------------------------
   27         Financial Data Schedule

                        FIRST INDUSTRIAL SECURITIES, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE

FINANCIAL STATEMENTS

   Report of Independent Accountants........................................ F-2

   Balance Sheets of First Industrial Securities, L.P. (the "Company")
   as of December 31, 1997 and 1996......................................... F-3

   Statements of Operations of the Company for the Years Ended December
   31, 1997 and 1996 and for the Period August 14, 1995 through December
   31, 1995 and the Combined Statement of Operations for the Predecessor
   Businesses for the Period January 1, 1995 through December 15, 1995...... F-4

   Statements of Changes in Partners' Capital of the Company for the
   Years Ended December 31, 1997 and 1996 and for the Period August 14,
   1995 through December 31, 1995 and the Combined Statement of Changes
   in Partners' Capital of the Predecessor Businesses for the Period
   January 1, 1995 through December 15, 1995................................ F-5

   Statements of Cash Flows of the Company for the Years Ended December
   31, 1997 and 1996 and for the Period August 14, 1995 through December
   31, 1995 and the Combined Statement of Cash Flows of the Predecessor
   Businesses for the Period January 1, 1995 through December 15, 1995...... F-6

   Notes to Financial Statements and Combined Financial Statements.......... F-7

FINANCIAL STATEMENT SCHEDULE

   Schedule III:  Real Estate and Accumulated Depreciation.................. S-1

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Industrial Securities, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and for the period August 14, 1995 through December 31, 1995 and the combined results of operations and cash flows of the Predecessor Businesses for the period January 1, 1995 through December 15, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                        COOPERS & LYBRAND L.L.P.

Chicago, Illinois
February 17, 1998

                      FIRST INDUSTRIAL SECURITIES, L.P.

                               BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)


                                                                       December 31, December 31,
                                                                         1997          1996
                                                                       -----------  ---------
                                     ASSETS

Assets:

   Investment in Real Estate:

      Land ..........................................................   $ 11,626    $ 11,626
      Buildings and Improvements ....................................     65,767      64,629
      Construction in Progress ......................................      2,098          --
      Less: Accumulated Depreciation ................................     (5,385)     (3,673)
                                                                        --------    --------
      Net Investment in Real Estate .................................     74,106      72,582
   Cash and Cash Equivalents ........................................        458       1,428
   Restricted Cash ..................................................        411         411
   Tenant Accounts Receivable, Net ..................................         99         568
   Deferred Rent Receivable .........................................      1,102         717
   Prepaid Expenses and Other Assets, Net ...........................        646         631
                                                                        --------    --------
              Total Assets ..........................................   $ 76,822      76,337
                                                                        ========    ========

                                    LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts Payable and Accrued Expenses ............................   $  1,053    $    858
   Rents Received in Advance and Security Deposits ..................        468         582
                                                                        --------    --------
              Total Liabilities .....................................      1,521       1,440
                                                                        --------    --------

Commitments and Contingencies .......................................       --           --

Partners' Capital:
General Partner and Preferred Limited Partner .......................     41,258      41,254
Limited Partner .....................................................     34,043      33,643
                                                                        --------    --------
                Total Partners' Capital .............................     75,301      74,897
                                                                        --------    --------
                Total Liabilities and Partners' Capital .............   $ 76,822    $ 76,337
                                                                        ========    ========


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                         STATEMENTS OF OPERATIONS AND
                            PREDECESSOR BUSINESSES
                       COMBINED STATEMENT OF OPERATIONS
                            (DOLLARS IN THOUSANDS)


                                                                                                                Predecessor
                                                           First Industrial Securities, L.P.                     Businesses
                                             ----------------------------------------------------------   ---------------------
                                                                                       For the Period          For the Period
                                               Year Ended          Year Ended          August 14, 1995         January 1, 1995
                                              December 31,        December 31,         to December 31,         to December 15,
                                                  1997                1996                  1995                    1995
                                              ------------        ------------         ----------------        ----------------
Revenues:

  Rental Income ..........................         $ 8,544           $ 8,644              $   974                   $ 6,261
  Tenant Recoveries and Other Income

                                                     2,811             2,872                  249                     1,787
                                                   -------           -------              -------                   -------
        Total Revenues ...................          11,355            11,516                1,223                     8,048
                                                   -------           -------              -------                   -------

Expenses:
  Real Estate Taxes ......................           2,213             2,328                  219                     1,597
  Repairs and Maintenance ................             444               390                    6                       217
  Property Management ....................             380               386                   36                       271
  Utilities...............................             158               106                    2                        72
  Insurance ..............................              32                70                    6                        81
  Other ..................................              84               114                   --                        53
  Interest Expense .......................              --                --                   --                     2,376

  Depreciation and Other Amortization                1,820             1,766                  271                     1,261
                                                   -------           -------              -------                   -------
         Total Expenses ..................           5,131             5,160                  540                     5,928
                                                   -------           -------              -------                   -------

Net Income ...............................         $ 6,224           $ 6,356              $   683                   $ 2,120
                                                   =======           =======              =======                   =======


    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND
                            PREDECESSOR BUSINESSES
              COMBINED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                            (DOLLARS IN THOUSANDS)



                                                  Predecessor
                                                  Businesses
                                              --------------------
                                               Partners' Capital            Total
                                              --------------------     -----------------
Balance at December 31, 1994                    $       26,204            $     26,204
   Contributions ...............                         4,567                   4,567
   Distributions (Note 2) ......                       (32,891)                (32,891)
   Net Income ..................                         2,120                   2,120
                                                --------------            ------------
Balance at December 15, 1995 ...                $           --            $         --
                                                ==============            ============



                                                         First Industrial Securities, L.P.
                                         -----------------------------------------------------------------
                                                                     General
                                                                   Partner and
                                              Limited           Preferred Limited
                                              Partner                Partner                 Total
                                         -------------------    -------------------    -------------------
Balance at August 14, 1995............        $       --               $      --            $      --
   Contributions: Cash................                --                  41,251               41,251
   Contributions: Other ..............            33,302                      --               33,302
   Distributions......................                --                    (468)                (468)
   Net Income ........................               213                     470                  683
                                              ----------               ---------            ---------
Balance at December 31, 1995 .........        $   33,515               $  41,253            $  74,768
   Distributions .....................            (2,284)                 (3,943)              (6,227)
   Net Income ........................             2,412                   3,944                6,356
                                              ----------               ---------            ---------
Balance at December 31, 1996 .........        $   33,643               $  41,254            $  74,897
Contributions.........................               396                       4                  400
Distributions.........................            (2,277)                 (3,943)              (6,220)
   Net Income ........................             2,281                   3,943                6,224
                                              ----------               ---------            ---------
Balance at December 31, 1997..........        $   34,043               $  41,258            $  75,301
                                              ==========               =========            =========

   The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                         STATEMENTS OF CASH FLOWS AND
                            PREDECESSOR BUSINESSES
                       COMBINED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)


                                                                                                                     Predecessor
                                                                       First Industrial Securities, L.P.             Businesses
                                                           -------------------------------------------------   ---------------------
                                                            For the Year   For the Year
                                                                Ended          Ended         For the Period        For the Period
                                                            December 31,   December 31,    August 14, 1995 to     January 1, 1995 to
                                                                1997           1996        December 31, 1995      December 15, 1995
                                                           -------------  --------------  --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................ $  6,224       $   6,356       $          683        $        2,120
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
     Depreciation and Amortization........................    1,820           1,766                  271                 1,261
     Provision for Bad Debts..............................      ---              50                  ---                   ---
     Increase in Deferred Rent Receivable.................     (385)           (291)                 (39)                 (311)
     Decrease (Increase) in Tenant Accounts Receivable....      469            (455)                (163)                  ---
     Increase in Prepaid Expenses and Other Assets........     (123)           (277)                 (66)                 (223)
     (Decrease) Increase in Accounts Payable and Accrued
     Expenses and  Rents Received in Advance and
       Security Deposits..................................     (368)            330                  893                  (808)
                                                           --------       ---------       --------------        --------------
         Net Cash Provided by Operating Activities........    7,637           7,479                1,579                 2,039
                                                           --------       ---------       --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of and Additions to Investment in Real
            Estate and Construction in Progress...........   (2,787)           (936)                 ---               (22,681)
                                                           --------       ---------       --------------        --------------
     Net Cash Used In Investing Activities................   (2,787)           (936)                 ---               (22,681)
                                                           --------       ---------       --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions........................................   (6,220)         (6,227)               (468)                   ---
     Proceeds from Acquisition Facilities Payable.........      ---             ---                 ---                 16,075
     Repayments on Acquisition Facilities Payable.........      ---             ---             (41,250)                   ---
     Capital Contributions................................      400             ---              41,251                  4,567
                                                           --------       ---------       --------------        --------------
         Net Cash (Used In) Provided by Financing
           Activities.....................................   (5,820)         (6,227)               (467)                20,642
                                                           --------       ---------       --------------        --------------

Net (Decrease) Increase in Cash and Cash  Equivalents.....     (970)            316               1,112                    ---
Cash and Cash Equivalents, Beginning of Period............    1,428           1,112                 ---                    ---
                                                           --------       ---------       --------------        --------------
Cash and Cash Equivalents, End of Period.................. $    458       $   1,428       $       1,112         $          ---
                                                           ========      ==========       =============         ==============

Supplemental Cash Flow Information

         Cash Paid for Interest........................... $    ---       $     ---       $         ---         $        1,957
                                                           ========      ==========       =============         ==============
         Interest Capitalized............................. $    ---       $     ---       $         ---         $          114
                                                           ========      ==========       =============         ==============




   The accompanying notes are an integral part of the financial statements.

          FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                          NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )


1.       ORGANIZATION

         First Industrial Securities, L.P. ("the Company") is a Delaware limited partnership formed on August 14, 1995, the 1% general partner of which is First Industrial Securities Corporation ("Securities Corporation"), a wholly owned subsidiary of First Industrial Realty Trust, Inc. ("FR"), and the 99% limited partner of which is First Industrial, L.P. (the "Operating Partnership"), of which FR is the sole general partner. Securities Corporation also owns a preferred limited partnership interest in the Company.

         The limited partnership agreement of the Company (the "Limited Partnership Agreement") and the Guarantee Agreement (herein after defined) contain covenants generally restricting the Company's activities to the ownership and operation of the properties and, under certain circumstances, other industrial properties. These covenants shall cease to have any effect upon the termination of the Guarantee. Under its Articles of Incorporation, Securities Corporation's sole purpose will be to act as general partner of the Company and to pay dividends on its common and preferred stock. These and other restrictions are intended to assure that even in the event of FR, the Operating Partnership or other affiliates of FR becoming subject to federal bankruptcy proceedings, neither Securities Corporation nor the Company nor their assets will be treated as subject to such bankruptcy proceedings under the doctrine of substantive consolidation or other doctrines (except to the extent liabilities are imposed by non-insolvency regulatory statutes on affiliates) and that activities of FR, the Operating Partnership and other affiliates will not cause Securities Corporation or the Company to become insolvent or unable to pay their debts as they mature (including the Guarantee).

2.       FORMATION TRANSACTIONS

    The Initial Capitalization

         The Company was capitalized with a capital contribution of $1 on August 28, 1995 by Securities Corporation.



    The Contribution Transactions

         On November 17, 1995, FR completed a public offering of 1,500,000 shares of $.01 par value 9 1/2% Series A Cumulative Preferred Stock at $25.00 per share, and on December 14, 1995, FR issued 150,000 shares of $.01 par value 9 1/2% Series A Cumulative Preferred Stock for $25.00 per share pursuant to the underwriters' exercise of their over-allotment option (together the "Series A Preferred Shares"). The issuance of 1,650,000 Series A Preferred Shares is thus referred to as the "Offering". Gross proceeds to FR from the Offering were $41,250. FR contributed to Securities Corporation the gross proceeds from the Offering in exchange for preferred stock of Securities Corporation, and Securities Corporation contributed such proceeds to the Company in exchange for a preferred limited partnership interest in the Company. The Operating Partnership and First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), a Delaware limited partnership and a subsidiary of the Operating Partnership, contributed to the Company, in return for limited partnership interests, 14 properties and 5 properties (described below) on November 17, 1995 and December 14, 1995, respectively, encumbered by liens collateralizing debt under the 1994 Acquisition Facility (herein after defined). An amount of such debt equal to the gross proceeds of the Offering was repaid by the Company and such liens on the properties described

          FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                        NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )

2.       FORMATION TRANSACTIONS, CONTINUED

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

    The Properties

         Upon consummation of the Offering and the Contribution Transactions (collectively, the "Formation Transactions"), the Company owned 19 properties located in four states containing an aggregate of approximately 2.1 million square feet (unaudited) of gross leasable area ("GLA"). Of the properties:

         (a) Four were acquired by the Operating Partnership prior to FR's initial public offering (the "Initial Offering") in June, 1994;

         (b) Two were acquired concurrently with the consummation of the Initial Offering; and

         (c) Thirteen were acquired or developed by either the Operating Partnership or the Pennsylvania Partnership subsequent to the Initial Offering.

         During 1997, the Company completed a 17,000 (unaudited) square foot expansion of an existing industrial property located in Grand Rapids, Michigan.

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

         Under the terms of the Guarantee Agreement, the Company was required to deposit approximately $414 into a restricted cash escrow account with the guarantee agent (the "Restricted Escrow"). These funds were set aside to pay for certain repair and maintenance items of the contributed properties. The balance of the Restricted Escrow at December 31, 1997 and 1996 is $411 and is included in restricted cash.

          FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                        NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )

3.       BASIS OF PRESENTATION

         The Statements of Operations for the Company present the operations of the Company for the years ended December 31, 1997 and 1996 and for the period August 14, 1995 to December 31, 1995. The Combined Statements of Operations for the Predecessor Business present the historical operations of the properties from the date of acquisition (or, if the property was developed, the date placed in service) by the Predecessor Businesses through the dates of the Contribution Transactions.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with the generally accepted accounting principles, management, in preparation of the financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1997 and 1996, and the reported amounts of revenues and expenses for the years ended December 31, 1997 and 1996, the period August 14, 1995 to December 31, 1995 and the period January 1, 1995 to December 15, 1995. Actual results could differ from those estimates.

    Revenue Recognition:

         Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and are recognized as revenues in the period the related expenses are incurred by the Company.

         The Company evaluates and, if applicable, provides for an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $50 as of December 31, 1997 and 1996.

    General and Administrative

         Expenses incurred related to the operations of the properties are reflected in property management expense, therefore, there is no allocation of FR's general and administrative expense.

    Investment in Real Estate and Depreciation:

         Real estate assets are carried at the lower depreciated cost or fair value as determined by the Company. The Company reviews its properties on a quarterly basis for impairment and provides an allowance if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstance warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists.

          FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                        NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Interest expense, real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:


                                                                Years
                                                                -----
                  Buildings and Improvements................    38 to 40
                  Land Improvements.........................    15

         Construction expenditures for tenant improvements and leasing commissions are capitalized and amortized over the terms of each specific lease, and repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.

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

    Reclassifications:

         Certain amounts in the 1996 and 1995 financial statements were reclassified to conform with the current year presentation.



5.       RELATED PARTY TRANSACTIONS

         The 19 properties owned by the Company are managed by the Operating Partnership, of which FR is the sole general partner. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $380, $386 and $36 for the years ended December 31, 1997, 1996 and the period August 14, 1995 to December 31, 1995, respectively. At December 31, 1997 and 1996, $0 and $42 of accrued management fees were due to the Operating Partnership, respectively.

          FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                        NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )

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

7.       PARTNERS' CAPITAL

         During 1996, the Company distributed $4,388 ($468 of which was accrued in 1995) to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $4,388 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

         During 1996, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $2,307.

         During 1997, the Company distributed $3,920 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $3,920 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

         During 1997, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $2,300.

         During 1997, the Company received a pro rata general and limited partnership distribution from Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $400.

          FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                        NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )

8.       FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1997 are approximately as follows:



                                    1998            $     8,003
                                    1999                  7,086
                                    2000                  5,679
                                    2001                  3,771
                                    2002                  3,302
                                    Thereafter            7,077
                                                  --------------
                                    Total            $   34,918
                                                  ==============


         Three of the Company's properties represent ten percent or more of the aggregate book value of the assets as of December 31, 1997, or ten percent or more of the Company's aggregate rental revenues as of December 31, 1997.

9.       SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

Supplemental disclosure of noncash investing and financing activities:

Exchange of Limited Partnership Interest for Assets and Liabilities


                                                FIRST INDUSTRIAL
                                                   SECURITIES, L.P.
                                               FOR THE PERIOD AUGUST 14,
                                                 TO DECEMBER 31, 1995
                                             ------------------------------
Land .......................................      $         11,626
Buildings and Improvements .................                63,693
Accumulated Depreciation ...................                (1,718)
Restricted Cash ............................                   414
Deferred Rent Receivable ...................                   387
Other Assets ...............................                   367
Acquisition Facility Payable ...............               (41,250)
Accrued Expenses ...........................                  (217)
Limited Partnership Interest ...............               (33,302)
                                                  ----------------
                                                  $            ---
                                                  ================


          FIRST INDUSTRIAL SECURITIES, L.P. AND PREDECESSOR BUSINESS
                        NOTES TO FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.      COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in legal actions arising from the ownership of their properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company or the Predecessor Businesses.

         Two properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at an appraised fair market value or at a fixed purchased price generally in excess of the Company's purchase price. The Company has no notice of any exercise of any tenant purchase option.

         The Company has committed to the expansion of one industrial property located in Auburn Hills, Michigan. The estimated total cost of the expansion is approximately $2.6 million, and is expected to be funded with cash flows from operations and capital contributions, if necessary.

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)





                                                   FIRST INDUSTRIAL SECURITIES, L.P.
                                                      YEAR ENDED DECEMBER 31, 1997
                                -----------------------------------------------------------------------
                                  FIRST QUARTER    SECOND QUARTER    THIRD QUARTER    FOURTH-QUARTER
                                ---------------- ----------------- ----------------- ------------------
Revenues ....................        $ 2,879           $ 2,677         $ 2,894            $ 2,905
Property Expenses ...........           (904)             (829)           (784)              (794)
Depreciation and Amortization           (447)             (443)           (462)              (468)
                                     -------           -------         -------            -------
Net Income ..................        $ 1,528           $ 1,405         $ 1,648            $ 1,643
                                     =======           =======         =======            =======



                                                        FIRST INDUSTRIAL SECURITIES, L.P.
                                                           YEAR ENDED DECEMBER 31, 1996
                                     -----------------------------------------------------------------------

                                       FIRST QUARTER    SECOND QUARTER    THIRD QUARTER     FOURTH QUARTER
                                     ---------------- ----------------- ----------------- ------------------
Revenues ....................             $ 2,742            $ 3,005           $ 2,876            $ 2,893
Property Expenses ...........                (680)              (775)           (1,059)              (880)
Depreciation and Amortization                (439)              (439)             (442)              (446)
                                          -------            -------           -------            -------
Net Income ..................             $ 1,623            $ 1,791           $ 1,375            $ 1,567
                                          =======            =======           =======            =======

                        FIRST INDUSTRIAL SECURITIES, L.P.

                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                     COSTS
                                                                                  CAPITALIZED
                                                                                 SUBSEQUENT TO
                                                          INITIAL COST (A)        ACQUISITION
                                LOCATION               ------------------------       OR
BUILDING ADDRESS                (CITY/STATE)             LAND      BUILDINGS      COMPLETION
----------------                ------------           ---------  -------------  --------------
5020 Louise Drive ...........   Mechanisburg, PA       $   707      $     --          $ 2,773
7195 Grayson ................   Harrisburg, IL             478         2,771               77
3150-3160 MacArthur Boulevard   Northbrook, IL             439         2,518               30
2101-2125 Gardner Road ......   Broadview, IL            1,177         6,818              110
365 North Avenue ............   Carol Stream, IL         1,208         6,961               81
2942 MacArthur Boulevard ....   Northbrook, IL             315         1,803               15
2965 Technology Drive .......   Rochester Hills, MI        953          --              2,403
1451 Lincoln Avenue .........   Madison Heights, MI        299         1,703              452
4400 Purks Drive ............   Auburn Hills, MI           602         3,410              114
4177A Varsity Drive .........   Ann Arbor, MI               90           536               78
6515 Cobb Drive .............   Sterling Heights, MI       305         1,753               30
425 Gordon Industrial Court .   Grand Rapids, MI           611         3,747            1,331
2851 Prairie Street .........   Grandville, MI             337         2,778              281
2945 Walkent Court ..........   Grand Rapids, MI           310         2,074              297
537 76th Street .............   Grand Rapids, MI           255         1,456              331
6655 Wedgewood Road .........   Maple Grove, MN          1,465         8,410               76
900 Apollo Road .............   Eagan, MN                1,029         5,855              195
7316 Aspen Lane North .......   Brooklyn Park, MN          368         2,156              181
6707 Shingle Creek Parkway ..   Brooklyn Center, MN        376         2,101              364
                                                       -------       -------          -------
                                                       $11,324       $56,850          $ 9,219
                                                       =======       =======          =======



                                         GROSS AMOUNT CARRIED
                                   AT CLOSE OF PERIOD (12/31/97)(C)
                                ---------------------------------------      ACCUMULATED
                                             BUILDING AND                   DEPRECIATION    YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                  LAND       IMPROVEMENTS      TOTAL          12/31/97       RENOVATED    LIVES(YEARS)
----------------                ----------  ---------------   ---------     --------------  ------------  -------------
5020 Louise Drive ...........   $   716         $ 2,764    $     3,480         $   257            1995           (b)
7195 Grayson ................       479           2,847          3,326             219            1994           (b)
3150-3160 MacArthur Boulevard       439           2,548          2,987             224            1978           (b)
2101-2125 Gardner Road ......     1,228           6,877          8,105             571         1950/69           (b)
365 North Avenue ............     1,208           7,042          8,250             571            1969           (b)
2942 MacArthur Boulevard ....       315           1,818          2,133             159            1979           (b)
2965 Technology Drive .......       964           2,392          3,356             172            1995           (b)
1451 Lincoln Avenue .........       305           2,149          2,454             142            1967           (b)
4400 Purks Drive ............       610           3,516          4,126 (d)         226            1987           (b)
4177A Varsity Drive .........        90             614            704              92            1993           (b)
6515 Cobb Drive .............       305           1,783          2,088             147            1984           (b)
425 Gordon Industrial Court .       644           5,045          5,689             411            1990           (b)
2851 Prairie Street .........       445           2,951          3,396             277            1989           (b)
2945 Walkent Court ..........       352           2,329          2,681             219            1993           (b)
537 76th Street .............       258           1,784          2,042             117            1987           (b)
6655 Wedgewood Road .........     1,466           8,485          9,951             713            1989           (b)
900 Apollo Road .............     1,029           6,050          7,079             427            1970           (b)
7316 Aspen Lane North .......       394           2,311          2,705             166            1978           (b)
6707 Shingle Creek Parkway ..       379           2,462          2,841             275            1986           (b)
                                -------         -------        -------         -------
                                $11,626         $65,767        $77,393         $ 5,385
                                =======         =======        =======         =======

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

                  (b) Depreciation is computed based upon the following
                      estimated lives:

                      Buildings, Improvements       38 to 40 years
                      Tenant Improvements,
                      Leasehold Improvements        Life of lease

                  (c) At December 31, 1997, aggregate cost of land, buildings and improvements for federal income tax purposes was approximately $77.0 million.

                  (d) Excludes $2,098 of construction in progress related to the expansion of this property. Estimated total cost of the expansion is approximately $2,630.

                  There were no encumbrances on the properties at December 31, 1997

                      FIRST INDUSTRIAL SECURITIES, L.P.
                                SCHEDULE III:
             REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                           AS OF DECEMBER 31, 1997
                            (DOLLARS IN THOUSANDS)

         The changes in total real estate assets for the years ended December 31, 1997 and 1996 are as follows:

                                                                                           FIRST INDUSTRIAL SECURITIES, L.P.
                                                                                     ----------------------------------------------
                                                                                             1997                     1996
                                                                                     ---------------------    ---------------------
Balance, Beginning of Year ..................................................        $          76,255          $       75,319
Capital Contribution from Operating Partnership and Pennsylvania Partnership,
    Acquisitions, Construction Costs and Improvements .......................                    3,236                     936
                                                                                     ---------------------    ---------------------
Balance, End of Year ........................................................        $          79,491          $       76,255
                                                                                     =====================    =====================

         The changes in depreciation for the years ended December 31, 1997 and 1996 are as follows:


                                                                                            FIRST INDUSTRIAL SECURITIES, L.P.
                                                                                     ----------------------------------------------
                                                                                             1997                     1996
                                                                                     ---------------------    ---------------------
Balance, Beginning of Year ..................................................        $           3,673          $        1,981
Depreciation ................................................................                    1,712                   1,692
                                                                                     ---------------------    ---------------------
Balance, End of Year ........................................................        $           5,385          $        3,673
                                                                                     =====================    =====================