Form 10-Q
period 1998-03-31
FIRST INDUSTRIAL SECURITIES L P
filed 1998-05-15
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                               __________________

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and; (2) has been subject to
such filing requirements for the past 90 days.    Yes  /X/     No      .
                                                      -----       -----

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                   FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1998

                                     INDEX



PART I:   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
   Item 1.   Financial Statements

   Balance Sheets of First Industrial Securities, L.P. as of
   March 31, 1998 and December 31, 1997....................................   2

   Statements of Operations of First Industrial Securities, L.P.
   for the Three Months Ended March 31, 1998 and March 31, 1997............   3

   Statements of Cash Flows of First Industrial Securities, L.P.
   for  the Three Months Ended March 31, 1998 and March 31, 1997...........   4

   Notes to Financial Statements...........................................  5-6

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................  7-8


PART II:   OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................   9
   Item 2.  Changes in Securities..........................................   9
   Item 3.  Defaults Upon Senior Securities................................   9
   Item 4.  Submission of Matters to a Vote of Security Holders............   9
   Item 5.  Other Information..............................................   9
   Item 6.  Exhibits and Reports on Form 8-K...............................   9


SIGNATURE..................................................................   10

EXHIBIT INDEX..............................................................   11

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                       FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                          March 31,  December 31,
                                                             1998        1997
                                                          ---------  ------------
                        ASSETS
Assets:
 Investment in Real Estate:
  Land..................................................   $ 11,626    $ 11,626
  Buildings and Improvements............................     68,096      65,767
  Construction in Progress..............................        ---       2,098
  Less:  Accumulated Depreciation.......................     (5,817)     (5,385)
                                                           --------    --------
     Net Investment in Real Estate......................     73,905      74,106

 Cash and Cash Equivalents..............................        958         458
 Restricted Cash........................................        411         411
 Tenant Accounts Receivable, Net........................         88          99
 Deferred Rent Receivable...............................      1,169       1,102
 Prepaid Expenses and Other Assets, Net.................        660         646
                                                           --------    --------
     Total Assets.......................................   $ 77,191    $ 76,822
                                                           ========    ========

          LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts Payable and Accrued Expenses..................        691       1,053
 Rents Received in Advance and Security Deposits........        401         468
                                                           --------    --------
     Total Liabilities..................................      1,092       1,521
                                                           --------    --------

Commitments and Contingencies...........................        ---         ---

Partners' Capital:
 General Partner and Preferred Limited Partner..........     41,266      41,258
 Limited Partner........................................     34,833      34,043
                                                           --------    --------
     Total Partners' Capital............................     76,099      75,301
                                                           --------    --------
     Total Liabilities and Partners' Capital............   $ 77,191    $ 76,822
                                                           ========    ========








    The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                           STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                 (UNAUDITED)



                                                                             Three                 Three
                                                                          Months Ended          Months Ended
                                                                         March 31, 1998        March 31, 1997
                                                                         --------------        --------------
Revenues:
  Rental Income...............................................             $   2,363             $  2,158
  Tenant Recoveries and Other Income..........................                   667                  721
                                                                           -----------           -----------
      Total Revenues..........................................                 3,030                2,879
                                                                           -----------           -----------

Expenses:
  Real Estate Taxes...........................................                   558                  572
  Repairs and Maintenance.....................................                    87                  174
  Property Management.........................................                    95                   86
  Utilities...................................................                    33                   54
  Insurance...................................................                     8                   10
  Other.......................................................                     9                    8
  Depreciation and Amortization...............................                   462                  447
                                                                           -----------           -----------
      Total Expenses..........................................                 1,252                1,351
                                                                           -----------           -----------

Net Income....................................................             $   1,778             $  1,528
                                                                           ===========           ===========










   The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                           STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                                   Three                Three
                                                                                               Months Ended          Months Ended
                                                                                               March 31, 1998        March 31, 1997
                                                                                               --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..............................................................................            $1,778               $1,528
Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
  Depreciation and Amortization.........................................................               462                  447
  Decrease  in Tenant Accounts Receivable...............................................                11                   54
  Increase in  Deferred Rent Receivable.................................................               (67)                 (97)
  Increase in Prepaid Expenses and Other Assets, Net....................................               (44)                 (68)
  Increase (Decrease) in Accounts Payable and Accrued Expenses and Rents
   Received in Advance and Security Deposits............................................                20                 (125)
                                                                                               --------------        --------------
    Net Cash Provided by Operating Activities...........................................             2,160                1,739
                                                                                               --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of and Additions to Investment in Real Estate.................................              (680)                  (9)
                                                                                               --------------        --------------
    Net Cash Used in Investing Activities...............................................              (680)                  (9)
                                                                                               --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions..........................................................................              (980)              (2,280)
                                                                                               --------------        --------------
    Net Cash Used In Financing Activities...............................................              (980)              (2,280)
                                                                                               --------------        --------------
Net Increase (Decrease) in Cash and Cash Equivalents....................................               500                 (550)
Cash and Cash Equivalents, Beginning of Period..........................................               458                1,428
                                                                                               --------------        --------------
Cash and Cash Equivalents, End of Period................................................            $  958               $  878
                                                                                               ==============        ==============



   The accompanying notes are an integral part of the financial statements.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

1.   ORGANIZATION AND FORMATION OF COMPANY

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1997 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1997 audited financial statements included in the Company's 1997 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997.

Recent Accounting Pronouncements:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's net income approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

Reclassification:

     Certain 1997 items have been reclassified to conform to the 1998 presentation.

                      FIRST INDUSTRIAL SECURITIES, L.P.
                        NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)



3.   RELATED PARTY TRANSACTIONS

     The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $95 and $86 for the three months ended March 31, 1998 and 1997, respectively.


4.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Company.


5.   PARTNERS' CAPITAL

     On March 24, 1998, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, in each case, the amount equal to the aggregate dividend payable on FR's 9.5% Series A Cumulative Preferred Stock.

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

RESULTS OF OPERATIONS

     At March 31, 1998, the Company owned 19 properties with approximately 2.2 million square feet of gross leasable area ("GLA"). At March 31, 1997, the Company owned 19 properties with approximately 2.1 million square feet of GLA. The increase of approximately .1 million square feet is due to the expansion of two of the Company's properties that were completed and placed in service between April 1, 1997 and March 31, 1998.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THREE MONTHS ENDED MARCH 31, 1997

     Total revenues increased by approximately $.1 million, or 5.2%, due primarily to an increase in occupancy and additional rental income from the expansion of two of the Company's properties that were completed and placed in service between April 1, 1997 and March 31, 1998. Average occupancy for the three months ended March 31, 1998 and 1997 was 98.7% and 94.9%, respectively.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses,
decreased by approximately $.1 million, or  12.7%.    This decrease is due
primarily to additional snow removal expenses for properties located in certain of the Company's metropolitan areas during the three months ended March 31, 1997.

     Depreciation and amortization remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was approximately $2.2 million for the three months ended March 31, 1998 compared to approximately $1.7 million for the three months ended March 31, 1997. This increase is primarily due to additional rental income from the expansion of two of the Company's properties that were completed and placed in service between April 1, 1997 and March 31, 1998 as well as an increase in accounts payable and accrued expenses and rents received in advance and security deposits.

     Net cash used in investing activities was approximately $.7 million for the three months ended March 31, 1998 compared to approximately $.01 million for the three months ended March 31, 1997. The majority of the increase in cash used in investing activities for the three months ended March 31, 1998 relates to an expansion of one of the Company's properties located in Auburn Hills, Michigan. This expansion was placed in service on February 1, 1998.

     Net cash used in financing activities for the three months ended March 31, 1998 consisted of a preferred limited partner distribution of approximately $1.0 million. Net cash used in financing activities for the three months ended March 31, 1997 consisted of a preferred limited partner distribution of approximately $1.0 million and a general and limited partner distribution of approximately $1.3 million.

                      FIRST INDUSTRIAL SECURITIES, L.P.
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses and to pay the quarterly preferred limited partnership distribution and other partnership distributions. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to fund its long-term (greater than one year) liquidity requirements for non-recurring capital improvements and property expansions with its cash flow from operations, capital contributions and, in part, with a deferred maintenance escrow established in connection with the issuance of First Industrial Realty Trust, Inc.'s Series A Preferred Stock which is included in restricted cash on the balance sheet.

OTHER

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, requires the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 6, "Elements of Financial Statements" as the change in the equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company's net income approximates its comprehensive income as defined in Concepts Statement No. 6, "Elements of Financial Statements".

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
        None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        Not applicable.


ITEM 5.   OTHER INFORMATION
        Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


        Exhibit No.          Description
        -----------          -----------
            27          Financial Data Schedule


        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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




                               FIRST INDUSTRIAL SECURITIES, L.P.,
                               BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date:  May 14, 1998          By: /s/ Michael J. Havala
                                   --------------------------------------------
                                   Michael J. Havala
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.            Description
-----------            -----------
   EX-27               Financial Data Schedule