Form 10-Q
period 1998-06-30
FIRST INDUSTRIAL SECURITIES L P
filed 1998-08-14
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes /X/    No / /.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                   FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                     INDEX


PART I:   FINANCIAL INFORMATION                              PAGE
                                                             ----
     Item 1.   Financial Statements


     Balance Sheets of First Industrial
     Securities, L.P. as of June 30, 1998
     and December 31, 1997..................................   2


     Statements of Operations of First
     Industrial Securities, L.P. for the
     Six Months Ended June 30, 1998 and June 30, 1997.......   3


     Statements of Operations of First
     Industrial Securities, L.P. for the
     Three Months Ended June 30, 1998 and June 30, 1997.....   4

     Statements of Cash Flows of First
     Industrial Securities, L.P. for the
     Six Months Ended June 30, 1998 and June 30, 1997.......   5


     Notes to Financial Statements..........................  6-7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations................................  8-9

PART II:   OTHER INFORMATION

     Item 1.  Legal Proceedings.............................  10
     Item 2.  Changes in Securities.........................  10
     Item 3.  Defaults Upon Senior Securities...............  10
     Item 4.  Submission of Matters to a Vote of
                Security Holders............................  10
     Item 5.  Other Information.............................  10
     Item 6.  Exhibits and Reports on Form 8-K..............  10

SIGNATURE...................................................  11

EXHIBIT INDEX...............................................  12


                         PART I.  FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                           -----------             ------------
                                              ASSETS
Assets:
Investment in Real Estate:
 Land................................................................      $  11,626                $  11,626
 Buildings and Improvements..........................................         68,344                   65,767
 Construction in Progress............................................            ---                    2,098
 Less:  Accumulated Depreciation.....................................         (6,256)                  (5,385)
                                                                           ------------             ------------
    Net Investment in Real Estate....................................         73,714                   74,106
                                                                           ------------             ------------
Cash and Cash Equivalents............................................          1,188                      458
Restricted Cash......................................................            411                      411
Tenant Accounts Receivable, Net......................................            268                       99
Deferred Rent Receivable.............................................          1,289                    1,102
Prepaid Expenses and Other Assets, Net...............................            545                      646
                                                                           ------------             ------------
     Total Assets....................................................      $  77,415                $  76,822
                                                                           ============             ============

                                 LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts Payable and Accrued Expenses..............................            532                    1,053
  Rents Received in Advance and Security Deposits....................            398                      468
                                                                           ------------             ------------
Total Liabilities....................................................            930                    1,521
                                                                           ------------             ------------
Commitments and Contingencies........................................            ---                      ---

Partners' Capital:
  General Partner and Preferred Limited Partner......................         41,269                   41,258
  Limited Partner....................................................         35,216                   34,043
                                                                           ------------             ------------
     Total Partners' Capital.........................................         76,485                   75,301
                                                                           ------------             ------------
     Total Liabilities and Partners' Capital.........................      $  77,415               $   76,822
                                                                           ============             ============

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)






                                                                     Six                   Six
                                                                Months Ended           Months Ended
                                                                June 30, 1998         June 30, 1997

                                                                -------------         -------------
Revenues:
 Rental Income...........................................         $     4,747            $    4,166
 Tenant Recoveries and Other Income......................               1,492                 1,390

                                                                  -----------            ----------
      Total Revenues.....................................               6,239                 5,556
                                                                  -----------            ----------

Expenses:
 Real Estate Taxes.......................................               1,147                 1,122
 Repairs and Maintenance.................................                 173                   270
 Property Management.....................................                 200                   179
 Utilities...............................................                  52                    99
 Insurance...............................................                  16                    18
 Other...................................................                  26                    45
 Depreciation and Amortization...........................                 931                   890
                                                                  -----------            ----------
      Total Expenses.....................................               2,545                 2,623
                                                                  -----------            ----------
Net Income...............................................         $     3,694            $    2,933
                                                                  ===========            ==========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                 Three             Three
                                              Months Ended     Months Ended
                                             June 30, 1998     June 30, 1997
                                             -------------     -------------
Revenues:
 Rental Income..............................     $   2,384          $  2,008
 Tenant Recoveries and Other Income.........           825               669

-                                                ---------          --------
      Total Revenues........................         3,209             2,677
                                                 ---------          --------

Expenses:
 Real Estate Taxes..........................           589               550
 Repairs and Maintenance....................            86                96
 Property Management........................           105                93
 Utilities..................................            19                45
 Insurance..................................             8                 8
 Other......................................            17                37
 Depreciation and Amortization..............           469               443
                                                 ---------          --------
      Total Expenses........................         1,293             1,272
                                                 ---------          --------
Net Income..................................     $   1,916          $  1,405
                                                 =========          ========

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)







                                                                      Six             Six
                                                                 Months Ended    Months Ended
                                                                 June 30, 1998   June 30, 1997
                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income...................................................      $    3,694      $    2,933
 Adjustments to Reconcile Net Income to Net Cash Provided
 by Operating Activities:
   Depreciation and Amortization..............................             931             890
   (Increase) Decrease in Tenant Accounts Receivable..........            (169)            106
   Increase in Deferred Rent Receivable.......................            (187)           (216)
   Decrease in Prepaid Expenses and Other Assets, Net.........              41              93
   (Decrease) Increase in Accounts Payable and Accrued
      Expenses and Rents Received in Advance and Security
      Deposits................................................            (142)            114
                                                                    ----------      ----------
       Net Cash Provided by Operating Activities..............           4,168           3,920
                                                                    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of and Additions to Investment in Real Estate.......            (928)           (330)
                                                                    ----------      ----------
       Net Cash Used in Investing Activities..................            (928)           (330)
                                                                    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions................................................          (2,510)         (3,260)
                                                                    ----------      ----------
       Net Cash Used In Financing Activities..................          (2,510)         (3,260)
                                                                    ----------      ----------

Net Increase in Cash and Cash Equivalents.....................             730             330
Cash and Cash Equivalents, Beginning of Period................             458           1,428
                                                                    ----------      ----------
Cash and Cash Equivalents, End of Period......................      $    1,188       $   1,758
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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and its cash flows for the six months and three months ended June 30, 1998 and 1997.

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


3.   RELATED PARTY TRANSACTIONS

     The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $200 and $179 for the six months ended June 30, 1998 and 1997, respectively.

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

     On June 22, 1998, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, in each case, the amount equal to the aggregate dividend payable on FR's 9.5% Series A Cumulative Preferred Stock.

     On June 29, 1998, the Company paid a pro rata general and limited partner distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $550.

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


RESULTS OF OPERATIONS

     At June 30, 1998 and 1997, the Company owned 19 properties with approximately 2.2 million square feet of gross leasable area ("GLA").

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 TO SIX MONTHS ENDED JUNE 30, 1997

     Total revenues increased by approximately $.7 million, or 12.3%, due primarily to an increase in rental income due to an increase in occupancy and additional rental income from the expansion of one of the Company's properties that was completed and placed in service on February 1, 1998. Average occupancy for the six months ended June 30, 1998 and 1997 was 98.3% and 93.8%, respectively.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, decreased by approximately $.1 million, or 6.9%. This decrease is due primarily to a decrease in snow removal and related expenses incurred for properties located in certain of the Company's metropolitan areas during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

     Depreciation and amortization remained relatively unchanged.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 TO THREE MONTHS ENDED JUNE 30,
1997

     Total revenues increased by approximately $.5 million, or 19.9%, due primarily to an increase in rental income due to an increase in occupancy and additional rental income from the expansion of one of the Company's properties that was completed and placed in service on February 1, 1998. Average occupancy for the three months ended June 30, 1998 and 1997 was 97.9% and 92.8%, respectively.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, remained relatively unchanged.

     Depreciation and amortization remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was approximately $4.2 million for the six months ended June 30, 1998 compared to approximately $3.9 million for the six months ended June 30, 1997. The increase is primarily attributable to an increase in rental income due to an increase in occupancy and additional rental income from the expansion of one of the Company's properties that was completed and placed in service on February 1, 1998.

     Net cash used in investing activities was approximately $.9 million for the six months ended June 30, 1998 compared to approximately $.3 million for the six months ended June 30, 1997. The majority of the cash used in investing activities for the six months ended June 30, 1998 relates to an expansion of one of the Company's properties located in Auburn Hills, Michigan. This expansion was placed in service on February 1, 1998.

     Net cash used in financing activities for the six months ended June 30, 1998 consisted of preferred limited partner distributions of approximately $2.0 million and a general and limited partner distribution of approximately $.5 million. Net cash used in financing activities for the six months ended June 30, 1997 consisted of preferred limited partner distributions of approximately $2.0 million and a general and limited partner distribution of approximately $1.3 million.

     The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flow from operations and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses and to pay the quarterly preferred limited partnership distribution. The Company anticipates that these needs will be met with cash flows provided by operating activities.

     The Company expects to fund its long-term (greater than one year) liquidity requirements for non-recurring capital improvements and property expansions with its cash flow from operations, capital contributions and, in part, with a deferred maintenance escrow established in connection with the issuance of First Industrial Realty Trust, Inc.'s 9.5% Series A Cumulative Preferred Stock which is included in restricted cash on the balance sheet.

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
       None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       Not applicable.


ITEM 5.   OTHER INFORMATION
       Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


       Exhibit No.        Description
       -----------        -----------------------
          27              Financial Data Schedule


       No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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




                                FIRST INDUSTRIAL SECURITIES, L.P.,
                                BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date:  August 13, 1998          By: /s/ Michael J. Havala
                                   ---------------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



    Exhibit No.            Description
    -----------            ------------
       EX-27               Financial Data Schedule