Form 10-Q
period 1998-09-30
FIRST INDUSTRIAL SECURITIES L P
filed 1998-11-13
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                             ______________________

                       Commission File Number 33-97014-01
                             _____________________



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes  /X/       No  / / .

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                   FORM 10-Q
             FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998
                                     INDEX



PART I:   FINANCIAL INFORMATION                                  PAGE
                                                                 -----

   Item 1.   Financial Statements

   Balance Sheets of First Industrial Securities, L.P. as of
   September 30, 1998 and December 31,1997......................... 2

   Statements of Operations of First Industrial Securities,L.P.
   for the Nine Months Ended September 30, 1998 and September 30,
   1997............................................................ 3

   Statements of Operations of First Industrial Securities, L.P.
   for the Three Months Ended September 30, 1998 and September 30,
   1997............................................................ 4

   Statements of Cash Flows of First Industrial Securities, L.P.
   for the Nine Months Ended September 30, 1998 and September  30,
   1997............................................................ 5

   Notes to Financial Statements................................... 6-7

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................... 8-12


PART II:   OTHER INFORMATION

   Item 1.  Legal Proceedings...................................... 13
   Item 2.  Changes in Securities.................................. 13
   Item 3.  Defaults Upon Senior Securities........................ 13
   Item 4.  Submission of Matters to a Vote of Security Holders.... 13
   Item 5.  Other Information...................................... 13
   Item 6.  Exhibits and Reports on Form 8-K....................... 13


SIGNATURE.......................................................... 14

EXHIBIT INDEX...................................................... 15

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)








                                                   September  30,           December 31,
                                                        1998                   1997
                                                   --------------           ------------
               ASSETS
Assets:
Investment in Real Estate:
  Land.............................................    $  11,580              $  11,626
  Buildings and Improvements.......................       68,344                 65,767
  Construction in Progress.........................          ---                  2,098
  Less:  Accumulated Depreciation..................       (6,703)                (5,385)
                                                   --------------           ------------
    Net Investment in Real Estate..................       73,221                 74,106

  Cash and Cash Equivalents........................          951                    458
  Restricted Cash..................................          411                    411
  Tenant Accounts Receivable, Net..................           85                     99
  Deferred Rent Receivable.........................        1,316                  1,102
  Prepaid Expenses and Other Assets, Net...........          933                    646
                                                   --------------           ------------
    Total Assets...................................    $  76,917              $  76,822
                                                   ==============           ============

       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts Payable and Accrued Expenses............    $     599              $   1,053
  Rents Received in Advance and Security Deposits..          562                    468
                                                   --------------           ------------
   Total Liabilities...............................        1,161                  1,521
                                                   --------------           ------------

Commitments and Contingencies......................          ---                    ---

Partners' Capital:
  General Partner and Preferred Limited Partner....       41,262                 41,258
  Limited Partner..................................       34,494                 34,043
                                                   --------------           ------------
    Total Partners' Capital........................       75,756                 75,301
                                                   --------------           ------------
    Total Liabilities and Partners' Capital........    $  76,917              $  76,822
                                                   ==============           ============

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)







                                                          Nine                     Nine
                                                      Months Ended             Months Ended
                                                   September 30, 1998      September 30, 1997
                                                   ------------------      ------------------
Revenues:
 Rental Income.................................      $     7,091             $     6,336
 Tenant Recoveries and Other Income............            2,202                   2,114
                                                   ------------------      ------------------
  Total Revenues...............................            9,293                   8,450
                                                   ------------------      ------------------

Expenses:
 Real Estate Taxes.............................            1,686                   1,656
 Repairs and Maintenance.......................              233                     363
 Property Management...........................              311                     280
 Utilities.....................................               84                     128
 Insurance.....................................               24                      24
 Other.........................................               97                      66
 Depreciation and Amortization.................            1,413                   1,352
                                                   ------------------      ------------------
  Total Expenses...............................            3,848                   3,869
                                                   ------------------      ------------------

Net Income.....................................      $     5,445             $     4,581
                                                   ==================      ==================

    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)








                                                       Three                    Three
                                                    Months Ended            Months Ended
                                                 September 30, 1998      September 30, 1997
                                                 ------------------      ------------------
Revenues:
 Rental Income...............................          $   2,344               $    2,170
 Tenant Recoveries and Other Income..........                710                      724
                                                 ------------------      ------------------
  Total Revenues.............................              3,054                    2,894
                                                 ------------------      ------------------

Expenses:
 Real Estate Taxes...........................                539                      534
 Repairs and Maintenance.....................                 60                       93
 Property Management.........................                111                      101
 Utilities...................................                 32                       29
 Insurance...................................                  8                        6
 Other.......................................                 71                       21
 Depreciation and Amortization...............                482                      462
                                                 ------------------      ------------------
  Total Expenses.............................              1,303                    1,246
                                                 ------------------      ------------------

Net Income...................................          $   1,751               $    1,648
                                                 ==================      ==================


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)




                                                                     Nine                    Nine
                                                                 Months Ended            Months Ended
                                                             September 30, 1998      September 30, 1997
                                                             ------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income..............................................       $    5,445                 $   4,581
 Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
  Depreciation and Amortization..........................            1,413                     1,352
  Provision for Bad Debts................................               50                       ---
  (Increase) Decrease in Tenant Accounts Receivable......              (36)                      345
  Increase in Deferred Rent Receivable...................             (214)                     (311)
  Increase in Prepaid Expenses and Other Assets, Net.....             (382)                     (170)
  Increase (Decrease) in Accounts Payable and Accrued
    Expenses and Rents Received in Advance and Security
    Deposits.............................................               89                      (291)
                                                             ------------------      ------------------
     Net Cash Provided by Operating Activities...........            6,365                     5,506
                                                             ------------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of and Additions to Investment in Real Estate.             (882)                   (1,161)
                                                             ------------------      ------------------
     Net Cash Used in Investing Activities...............             (882)                   (1,161)
                                                             ------------------      ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions..........................................           (4,990)                   (5,240)
                                                             ------------------      ------------------
     Net Cash Used In Financing Activities...............           (4,990)                   (5,240)
                                                             ------------------      ------------------

Net Increase (Decrease) in Cash and Cash Equivalents.....              493                      (895)
Cash and Cash Equivalents, Beginning of Period...........              458                     1,428
                                                             ------------------      ------------------
Cash and Cash Equivalents, End of Period.................       $      951                 $     533
                                                             ==================      ==================

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

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations for each of the nine months and three months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

Tenant Accounts Receivable, Net:

     The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $100 and $50 as of September 30, 1998 and December 31, 1997, respectively.

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

                       FIRST INDUSTRIAL SECURITIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The general partner of the Company views the Company as a single segment.

Reclassification:

     Certain 1997 items have been reclassified to conform to the 1998 presentation.

3. RELATED PARTY TRANSACTIONS

     The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $311 and $280 for the nine months ended September 30, 1998 and 1997, respectively.

4. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Company.

5. PARTNERS' CAPITAL

     On March 24, 1998, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, in each case, the amount equal to the aggregate dividend payable on FR's 9.5% Series A Cumulative Preferred Stock (the "Series A Preferred Stock").

     On June 22, 1998, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

     On June 29, 1998, the Company paid a pro rata general and limited partner distribution to Securities Corporation and the Operating Partnership in the aggregate amount of $550.

     On August 24, 1998, the Company paid a pro rata general and limited partner distribution to Securities Corporation and the Operating Partnership in the aggregate amount of $1,000.

     On September 22, 1998, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

     On September 30, 1998, the Company paid a pro rata general and limited partner distribution to Securities Corporation and the Operating Partnership in the aggregate amount of $500.

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

     The following discussion and analysis of the Company's financial condition and the results of operations should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

     At September 30, 1998 and 1997, the Company owned 19 properties with approximately 2.2 million square feet of gross leasable area ("GLA").

     On April 1, 1997, the Company completed and placed in service a 17,000 square foot expansion of an existing industrial property located in Grand Rapids, Michigan. The cost of the expansion was approximately $.3 million and was funded with cash flows from operations.

     On February 1, 1998, the Company completed and placed in service a 70,000 square foot expansion of an existing industrial property located in Auburn Hills, Michigan. The cost of the expansion was approximately $2.6 million and was funded with cash flows from operations.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenues increased by approximately $.8 million, or 10.0%, due primarily to an increase in rental income due to an increase in occupancy and additional rental income from the expansion of one of the Company's properties that was completed and placed in service on February 1, 1998. Average occupancy for the nine months ended September 30, 1998 and 1997 was 98.0% and 95.7%, respectively.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, decreased by approximately $.1 million, or 3.3%. This decrease is due primarily to a decrease in snow removal and related expenses incurred for properties located in certain of the Company's metropolitan areas during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

     Depreciation and amortization increased by approximately $.1 million, or 4.5%, due primarily to the additional depreciation related to the expansion of one of the Company's properties that was completed and placed in service on February 1, 1998.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenues increased by approximately $.2 million, or 5.5%, due primarily to additional rental income from the expansion of one of the Company's properties that was completed and placed in service on February 1, 1998.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, remained relatively unchanged.

     Depreciation and amortization remained relatively unchanged.


LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 1998

     Net cash provided by operating activities of approximately $6.4 million for the nine months ended September 30, 1998 was primarily comprised of net income of approximately $5.4 million and adjustments for non-cash items of approximately $1.3 million, offset by the net change in operating assets and liabilities of approximately $.3 million. The adjustments for non-cash items are comprised of Depreciation and amortization of approximately $1.4 million and a provision for bad debts of approximately $.1 million, offset by the effect of straight-lining of rental income of approximately $.2 million.

     Net cash used in investing activities of approximately $.9 million for the nine months ended September 30, 1998 was primarily comprised of capital expenditures related to an expansion of one of the Company's properties located in Auburn Hills, Michigan that was completed and placed in service on February 1, 1998 and various other capital improvements.

     Net cash used in financing activities for the nine months ended September 30, 1998 consisted of preferred limited partner distributions of approximately $2.9 million and general and limited partner distributions totaling approximately $2.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 1997

     Net cash provided by operating activities of approximately $5.5 million for the nine months ended September 30, 1997 was primarily comprised of net income of approximately $4.6 million and adjustments for non-cash items of approximately $1.0 million, offset by the net change in operating assets and liabilities of approximately $.1 million. The adjustments for non-cash items are comprised of depreciation and amortization of approximately $1.3 million, offset by the effect of straight-lining of rental income of approximately $.3 million.

     Net cash used in investing activities of approximately $1.2 million for the nine months ended September 30, 1997 was primarily comprised of capital expenditures related to an expansion of one of the Company's properties located in Grand Rapids, Michigan that was completed and placed in service on April 1, 1997, capital expenditures related to the expansion of one of the Company's properties located in Auburn Hills, Michigan that was placed in service on February 1, 1998 and various other capital improvements.

     Net cash used in financing activities for the nine months ended September 30, 1997 consisted of preferred limited partner distributions of approximately $2.9 million and general and limited partner distributions totaling approximately $2.3 million.

DISTRIBUTIONS/DIVIDENDS

     On March 24, 1998, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, in each case, the amount equal to the aggregate dividend payable on FR's 9.5% Series A Cumulative Preferred Stock (the "Series A Preferred Stock").

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

     On August 24, 1998, the Company paid a pro rata general and limited partner distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $1,000.

     On September 22, 1998, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

     On September 30, 1998, the Company paid a pro rata general and limited partner distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $500.

SHORT-TERM AND LONG-TERM LIQUIDITY NEEDS

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

     The Company expects to fund its long-term (greater than one year) liquidity requirements for non-recurring capital improvements and property expansions with its cash flow from operations, capital contributions and, in part, with a deferred maintenance escrow established in connection with the issuance of FR's Series A Preferred Stock which is included in restricted cash on the balance sheet.

YEAR 2000 COMPLIANCE

     The Year 2000 compliance issue concerns the inability of computerized information systems and non-information systems to accurately calculate, store or use a date after 1999. This could result in computer systems failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

     The Company has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Company. The Company has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Company. The Company is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. Of the tenant surveys processed to date, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Company plans to complete its assessment of Year 2000 compliance by such parties by March 31, 1999. Until such time the Company cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

     Because the Company's evaluation of its Year 2000 issues has been conducted by its own personnel or by its vendors in connection with their servicing operations, the Company believes that its expenditures for assessing its Year 2000 issues, though difficult to quantify, to date have not been material. In addition, the Company is not aware of any Year 2000-related conditions that it believes would likely require any material expenditures by the Company in the future.

     Based on its current information, the Company believes that the risk posed by any foreseeable Year 2000-related problem with its internal systems and the systems at its properties (including both information and non-information systems) or with its vendors or tenants is minimal. Year 2000-related problems with the Company's software applications and internal operational programs or with the electrical or mechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations. The Company believes that the risk posed by Year 2000-related problems at certain of its third-party service providers, such as its banks, payroll processor and telecommunications provider is marginally greater, though, based on its current information, the Company does not believe any such problems would have a material effect on its operations. Any Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and the Company's payroll and could disrupt the Company's internal and external communications. At this time, the Company has not developed and does not anticipate developing any contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessment of its Year 2000 issues. The Company does intend to complete its assessment of, and to continue to monitor, its Year 2000 issues and will develop contingency plans if, and to the extent, deemed necessary.

     While the Company believes that it will be Year 2000 compliant by December 31, 1999, there can be no assurance that the Company has been or will be successful in identifying and assessing Year 2000 issues, or that, to the extent identified, the Company's efforts to remediate such issues will be effective such that Year 2000 issues will not have a material adverse effect on the Company's business, financial condition or results of operation.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement, effective for financial statements for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The general partner of the Company views the Company as a single segment.

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.


ITEM 5.   OTHER INFORMATION
     Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit No.  Description
        -----------  -----------------------
           27        Financial Data Schedule

        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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



                                FIRST INDUSTRIAL SECURITIES, L.P.,
                                BY: FIRST INDUSTRIAL SECURITIES CORPORATION,
                                    ITS SOLE GENERAL PARTNER


Date: November 12, 1998          By: /s/ Michael J. Havala
                                   ---------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.            Description
-----------            -----------------------
   EX-27               Financial Data Schedule