Form 10-K
period 1998-12-31
FIRST INDUSTRIAL SECURITIES L P
filed 1999-03-17
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998        OR

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from                   to                    .
                                       ------------------    -------------------

                       Commission File Number 33-97014-01



                        FIRST INDUSTRIAL SECURITIES, L.P.
             (Exact name of Registrant as specified in its Charter)

          DELAWARE                                          36-4036965
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS           60606
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

                        FIRST INDUSTRIAL SECURITIES, L.P.

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
PART I.
Item 1.   Business....................................................................................3
Item 2.   The Properties..............................................................................4
Item 3.   Legal Proceedings...........................................................................9
Item 4.   Submission of Matters to a Vote of Security Holders.........................................9


PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters......................10
Item 6.   Selected Financial Data....................................................................10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations......11
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.................................15
Item 8.   Financial Statements and Supplementary Data................................................15
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......15


PART III.

Item 10.  Directors and Executive Officers of the Registrant.........................................16
Item 11.  Executive Compensation.....................................................................16
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................16
Item 13.  Certain Relationships and Related Transactions.............................................16


PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................17



SIGNATURES...........................................................................................18

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

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

GENERAL

         First Industrial Securities, L.P. (the "Company") is a Delaware limited partnership which owns 19 industrial properties (the "Properties"). The Properties consist of seven light industrial properties, five bulk warehouse properties, four manufacturing properties, two regional warehouse properties and one R&D/Flex property. The markets in which the Properties are located include:
Chicago, IL, Minneapolis/St. Paul, MN, Grand Rapids, MI, Detroit, MI and Central Pennsylvania. The Properties contain an aggregate of approximately 2.2 million square feet of gross leasable area ("GLA") which, as of December 31, 1998, was 99.4% leased to 33 tenants. At December 31, 1998, the Company had no employees. The Company's executive offices are located at 311 South Wacker Drive, Suite 4000, Chicago, Illinois 60606, and its telephone number is (312) 344-4300.

         The Company was formed in 1995 in connection with the issuance of 1,650,000 shares of $.01 par value Series A Cumulative Preferred Stock (the "Series A Preferred Stock") of First Industrial Realty Trust, Inc. ("FR"). The 1% general partner of the Company is First Industrial Securities Corporation ("Securities Corporation"), which is a wholly owned subsidiary of FR. The 99% limited partner of the Company is First Industrial, L.P. (the "Operating Partnership"), of which FR is the sole general partner.

         In connection with the issuance of the Series A Preferred Stock, FR contributed to Securities Corporation the gross proceeds from the issuance of the Series A Preferred Stock in exchange for preferred stock of Securities Corporation, and Securities Corporation contributed such proceeds to the Company in exchange for a preferred limited partnership interest in the Company. The Operating Partnership and First Industrial Pennsylvania, L.P. contributed the Properties to the Company in exchange for limited partnership interests in the Company (the "Contribution"). The Pennsylvania Partnership subsequently distributed its limited partnership interest to the Operating Partnership, which is the Company's limited partner.

THE GUARANTEE AND LIMITED PARTNERSHIP AGREEMENT

         The Company has guaranteed the payment of dividends on, and payments upon liquidation or redemption of, the Series A Preferred Stock under a guarantee (the "Guarantee") contained in a Guarantee and Payment Agreement (the "Guarantee Agreement"). The Guarantee Agreement is administered by American National Bank and Trust Company, as guarantee agent (together with any subagents which it may appoint, the "Guarantee Agent"). The Guarantee Agent may enforce the Guarantee directly against the Company only at the direction of the holders of at least 25% of the outstanding Series A Preferred Stock. No holder of Series A Preferred Stock may seek directly to enforce the Guarantee. The Guarantee and the Guarantee Agreement will terminate upon confirmation to the Company from Fitch Investors Service, L.P. and Standard & Poor's Ratings Group that, immediately following such a termination, the Series A Preferred Stock would be rated at least BBB, whether or not the Series A Preferred Stock is so rated prior to such termination.

         The limited partnership agreement of the Company (the "Limited Partnership Agreement") and the Guarantee Agreement contain covenants generally restricting the Company's activities to the ownership and operation of the Properties and, under certain circumstances, other industrial properties. These covenants shall cease to have any effect upon the termination of the Guarantee. Under its Articles of Incorporation, Securities Corporation`s sole purpose will be to act as general partner of the Company and to pay dividends on its common and preferred stock. These and other restrictions are intended to assure that even in the event of FR, the Operating Partnership or other affiliates of FR becoming subject to federal bankruptcy proceedings, neither Securities Corporation nor the Company nor their assets will be treated as subject to such bankruptcy proceedings under the doctrine of substantive consolidation or other doctrines (except to the extent liabilities are imposed by non-insolvency regulatory statutes on affiliates) and that activities of FR, the Operating Partnership and other affiliates will not cause Securities Corporation or the Company to become insolvent or unable to pay their debts as they mature (including the Guarantee).

ITEM 2.  THE PROPERTIES

GENERAL

         At December 31, 1998 the Company owned 19 in-service industrial properties containing approximately 2.2 million square feet of GLA in four states. The Properties are generally located in business parks which have convenient access to interstate highways and air transportation. The median age of the Properties as of December 31, 1998 was approximately eleven years.

         The Company classifies its Properties into five industrial categories:
Light Industrial, R&D/Flex, Bulk Warehouse, Regional Warehouse and Manufacturing. While some Properties may have characteristics which fall under more than one property type, the Company has used what it feels is the most dominating characteristic to categorize the property.

The following table summarizes certain information as of December 31, 1998 with respect to the Properties.



                               PROPERTY SUMMARY

                                                                                               Regional
                    Light Industrial          R&D/ FLEX              Bulk Warehouse            Warehouse            Manufacturing
                  -------------------  -----------------------   ---------------------   ---------------------   -------------------
                              Number                  Number                 Number                   Number                Number
Metropolitan                   of                      of                      of                      of                     of
   Area            GLA      Properties     GLA      Properties     GLA      Properties     GLA      Properties     GLA    Properties
------------     -------    ----------   -------    ----------   -------    ----------   -------    ----------   -------  ----------
Chicago           41,820           1      49,730           1     225,000           1          --          --     323,425           1

Minneapolis/
St. Paul              --          --          --          --          --          --      75,939           1     541,193           3

Grand Rapids      80,000           1          --          --     384,500           3          --          --          --          --

Detroit          290,747           4          --          --          --          --      66,395           1          --          --

Central
Pennsylvania      49,350           1          --          --     100,000           1          --          --          --          --
                 -------     -------     -------     -------     -------     -------     -------     -------     -------     -------

Total            461,917           7      49,730           1     709,500           5     142,334           2     864,618           4
                 =======     =======     =======     =======     =======     =======     =======     =======     =======     =======


                                                 TOTALS
                        --------------------------------------------------------
                                                      AVERAGE         GLA AS A %
                                      NUMBER OF     OCCUPANCY AT       OF TOTAL
 METROPOLITAN AREA         GLA        PROPERTIES      12/31/98        PORTFOLIO
--------------------    ---------     ----------    ------------      ----------
Chicago                   639,975             4           100%            29%
Minneapolis/St. Paul      617,132             4            98%            27%
Grand Rapids              464,500             4           100%            21%
Detroit                   357,142             5           100%            16%
Central Pennsylvania      149,350             2           100%             7%
--------------------    ---------     ---------     ---------      ---------
   Total or Average     2,228,099            19            99%           100%
                        =========     =========     =========      =========

DETAIL PROPERTY LISTING

        The following table lists all of the Properties as of December 31, 1998, none of which were subject to mortgage liens as of such date.

                                PROPERTY LISTING

                                                                                              LAND
                                         LOCATION        YEAR BUILT/        BUILDING          AREA                       OCCUPANCY
BUILDING ADDRESS                       (CITY/STATE)       RENOVATED           TYPE           (ACRES)        GLA         AT 12/31/98
-----------------------------      -------------------   -----------     ---------------     -------     ----------     ------------
2101-2125 Gardner Road             Broadview, IL           1950/69       Manufacturing          9.98       323,425              100%
365 North Avenue                   Carol Stream, IL         1969         Bulk Warehouse        28.65       225,000              100%
2942 MacArthur Boulevard           Northbrook, IL           1979         R&D/Flex               3.12        49,730              100%
3150-3160 MacArthur Boulevard      Northbrook, IL           1978         Light Industrial       2.14        41,820              100%
900 Apollo Road                    Eagan, MN                1970         Manufacturing         39.00       312,265              100%
7316 Aspen Lane North              Brooklyn Park, MN        1978         Manufacturing          6.63        97,640               87%
6707 Shingle Creek Parkway         Brooklyn Center, MN      1986         Reg. Warehouse         4.22        75,939              100%
6655 Wedgwood Road                 Maple Grove, MN          1989         Manufacturing         17.88       131,288              100%
425 Gordon Industrial Court        Grand Rapids, MI         1990         Bulk Warehouse         8.77       173,875 (a)          100%
2851 Prairie Street                Grandville, MI           1989         Bulk Warehouse         5.45       117,251              100%
2945 Walkent Court                 Grand Rapids, MI         1993         Bulk Warehouse         4.45        93,374              100%
537 76th Street                    Grand Rapids, MI         1987         Light Industrial       5.26        80,000              100%
2965 Technology Drive              Rochester Hills, MI      1995         Reg. Warehouse         4.92        66,395              100%
4177A Varsity Drive                Ann Arbor, MI            1993         Light Industrial       2.48        11,050              100%
6515 Cobb Drive                    Sterling Heights, MI     1984         Light Industrial       2.91        47,597              100%
1451 Lincoln Avenue                Madison Heights, MI      1967         Light Industrial       3.92        75,000              100%
4400 Purks Drive                   Auburn Hills, MI         1987         Light Industrial      13.04       157,100 (b)          100%
7195 Grayson Road                  Harrisburg, PA           1994         Bulk Warehouse         6.02       100,000              100%
5020 Louise Drive                  Mechanicsburg, PA        1995         Light Industrial       5.06        49,350              100%
                                                                                                         ---------      ------------
                                                                         TOTAL                           2,228,099               99%
                                                                                                         =========      ============

(a) On April 1, 1997, the Company completed a 17,000 square foot expansion of this property.

(b) On February 1, 1998, the Company completed a 70,000 square foot expansion of this property.

TENANT AND LEASE INFORMATION

        Many of the Company's leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1998, 99.4% of the GLA of the Properties was leased.

        The following table sets forth, as of December 31, 1998, the annualized December 1998 base rent, and the total GLA leased, by tenants responsible for more than one percent of the aggregate annualized December 1998 base rent.

                                       ANNUALIZED BASE RENT
                                         (IN THOUSANDS)                     GLA
                                    ------------------------     ------------------------
TENANT                                AMOUNT      % OF TOTAL      OCCUPIED     % OF TOTAL
-------------------------------     ---------     ----------     ---------     ----------
Sci-Med Life Systems, Inc.          $   1,129          13.0%       131,288           5.9%
Meyercord Company                         834           9.6%       225,000          10.1%
Prestige Plastics                         765           8.8%       312,265          14.0%
MSX International Engineering             697           8.0%       157,100           7.1%
B.L. Downey Company, Inc.                 480           5.5%       162,306           7.3%
Underwriters Laboratories                 423           4.9%        49,730           2.2%
American Axle & Manufacturing             383           4.4%        66,395           3.0%
Alabama Metals Industries Corp.           366           4.2%       100,000           4.5%
Nelson Metal Products Corp.               358           4.1%       117,251           5.3%
Universal Trim, Inc.                      315           3.6%        75,000           3.4%
International Paper Company               278           3.2%        93,374           4.2%
NWS Michigan                              242           2.8%       113,875           5.1%
Transpak, Inc.                            223           2.6%        47,597           2.1%
Auer Steel & Heating Supply Co.           220           2.5%        47,861           2.1%
ITT Educational Services, Inc.            206           2.4%        21,000           0.9%
Independent Metals Corp.                  205           2.4%        61,119           2.7%
Espec Corp.                               194           2.2%        60,000           2.7%
Crest Engineering Company                 185           2.1%        40,040           1.8%
St. Thomas Creations                      150           1.7%        28,350           1.3%
Blevins, Inc.                             140           1.6%        40,000           1.8%
Spartan Stores, Inc.                      120           1.4%        40,000           1.8%
J.C. Penny Co., Inc.                      107           1.2%        28,078           1.3%
Phaidon Press                              94           1.1%        24,800           1.1%
                                    ---------     ---------      ---------     ---------
TOTAL                               $   8,114          93.3%     2,042,429          91.7%
                                    =========     =========      =========     =========

        The following table shows scheduled lease expirations for all leases for the Company's Properties as of December 31, 1998.

                                                                             PERCENTAGE OF
                                                              ANNUALIZED        TOTAL
                  NUMBER                     PERCENTAGE OF  BASE RENT UNDER   ANNUALIZED
  YEAR OF       OF LEASES        GLA             GLA        EXPIRING LEASES   BASE RENT
EXPIRATION (1)  EXPIRING      EXPIRING (2)     EXPIRING     (IN THOUSANDS)    EXPIRING
--------------  ---------     ------------   -------------  ---------------  -------------
      1999              5       105,628            4.8%      $     380             4.4%
      2000              8       408,160           18.4%          2,227            25.6%
      2001              3       145,601            6.6%            508             5.8%
      2002              3       250,500           11.3%            943            10.8%
      2003              6       452,749           20.4%          1,979            22.7%
      2004              4       469,085           21.2%          1,288            14.8%
      2005              2        66,395            3.0%            383             4.4%
      2006              1        21,000            0.9%            206             2.4%
      2007              3       296,181           13.4%            791             9.1%
Thereafter             --            --             --              --              --
                ---------     ---------      ---------       ---------       ---------
Total                  35     2,215,299            100%      $   8,705             100%
                =========     =========      =========       =========       =========

--------------
(1) Lease expirations as of December 31, assuming tenants do not exercise existing renewal, termination, or purchase options.
(2)   Does not include existing vacancies of 12,800 aggregate square feet.

 MATERIAL PROPERTIES

         At December 31, 1998, three of the Company's Properties (the "Material Properties") represent ten percent or more of the aggregate book value of the Properties as of December 31, 1998, or ten percent or more of the aggregate annualized rental revenues as of December 31, 1998.

         The following table shows the occupancy rate and average annual base rent per square foot for each of the Material Properties for the periods indicated:


                                    6655 WEDGEWOOD ROAD              365 NORTH AVENUE            2101-2125 GARDNER ROAD
                                      MAPLE GROVE, MN                CAROL STREAM, IL                 BROADVIEW, IL
                                  --------------------------------------------------------------------------------------
                                                 AVERAGE                          AVERAGE                      AVERAGE
                                                 ANNUAL                           ANNUAL                       ANNUAL
                                  OCCUPANCY     BASE RENT       OCCUPANCY        BASE RENT     OCCUPANCY      BASE RENT
           YEAR                    RATE (1)    PER SQ. FT.        RATE (1)      PER SQ. FT.     RATE (1)     PER SQ. FT.
-------------------------         ---------    -----------      ----------      -----------    ---------     -----------
1998 ....................           100%          $8.60            100%          $3.71            100%         $3.25
1997 ....................           100%           8.60            100%           3.58            100%          3.05
1996 ....................           100%           8.60            100%           3.79             93%          3.09
1995 ....................           100%           8.60            100%           4.00            100%          2.81
1994 ....................           100%           7.63            100%           4.00            100%          2.67
1993 ....................            (2)             (2)            (3)             (3)           100%          2.59

(1)  As of December 31 of the year indicated.
(2) The Company acquired this property on September 30, 1994. Information for periods prior to January 1, 1994, is not available.
(3) The Company acquired this property on November 14, 1994. Information for periods prior to January 1, 1994, is not available.


         The following table sets forth certain information concerning the tenants and leases in the Material Properties as of December 31, 1998.

                                                                                          ANNUALIZED      PRIMARY       MAXIMUM
                                                                           GLA           BASE RENT AT      LEASE         LEASE
                                                    NATURE OF           OCCUPIED           DECEMBER         TERM         TERM
TENANT                                               BUSINESS           (SQ. FT.)          31, 1998      EXPIRATION   EXPIRATION
--------------------------------------------    -------------------    ----------        ------------    ----------   ----------
6655 WEDGEWOOD ROAD
    SciMed Life Systems, Inc. (1) ..........    Medical instruments       131,288         $1,129,272       2000          2005


365 NORTH AVENUE
    Meyercord Company ......................    Commercial printing       225,000 (2)        833,748       2002          2012

2101-2125 GARDNER ROAD
    B.L. Downey ............................    Plastics                  162,306            480,425       2007          2012

                                                Rolled steel
    Alabama Metals Industries Corp. ........    processor                 100,000            366,012       2003          2008

                                                Rolled steel
    Independent Metals Corporation .........    processor                  61,119            204,774       2003          2008

-----------------------

(1) The tenant had the right to terminate the lease on 9 months prior notice beginning December 31, 1998, without an early termination fee. The tenant gave notice of early termination in March 1998 and subsequently moved out in January 1999.
(2) The tenant has subleased 87,571 sq. ft. of this property to CP&P, Incorporated, which is a fast food paper and plastic supplier.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Company and its Predecessor Businesses (hereinafter defined). The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. "Predecessor Businesses" include the historical statements of operations of the Properties from the date of acquisition (or, if the Property was developed, the date placed in service) by the Operating Partnership or the Pennsylvania Partnership for the period January 1, 1995 to December 15, 1995 (or the earlier date of contribution to the Company) and the year ended December 31, 1994.

                                                          FIRST INDUSTRIAL SECURITIES, L.P.                PREDECESSOR BUSINESSES
                                           ------------------------------------------------------------  ---------------------------
                                                                                         FOR THE PERIOD  FOR THE PERIOD
                                            FOR THE         FOR THE         FOR THE        AUGUST 14,      JANUARY 1,      FOR THE
                                           YEAR ENDED      YEAR ENDED      YEAR ENDED       1995 TO          1995 TO      YEAR ENDED
                                           DECEMBER        DECEMBER        DECEMBER        DECEMBER         DECEMBER      DECEMBER
                                            31, 1998        31, 1997        31, 1996        31, 1995         15, 1995     31, 1994
                                           ----------      ----------      ----------    --------------  --------------  -----------
                                                                       (IN THOUSANDS, EXCEPT PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
 Total Revenues .......................    $   11,821      $   11,355      $   11,516      $    1,223      $   8,048     $    2,940
 Property Expenses ....................         3,112           3,311           3,394             269          2,291            771
 Interest Expense .....................            --              --              --              --          2,376            846
 Depreciation and Amortization ........         1,913           1,820           1,766             271          1,261            491
                                           ----------      ----------      ----------      ----------      ---------     ----------
 Net Income ...........................    $    6,796      $    6,224      $    6,356      $      683      $   2,120     $      832
                                           ==========      ==========      ==========      ==========      =========     ==========
BALANCE SHEET DATA (END OF PERIOD):
 Real Estate, Before Accumulated
  Depreciation ........................    $   80,600      $   79,491      $   76,255      $   75,319                    $   52,638

 Real Estate, After Accumulated
  Depreciation ........................        73,437          74,106          72,582          73,338                        52,149
 Total Assets .........................        77,449          76,822          76,337          75,878                        52,404
 Acquisition Facility .................            --              --              --              --                        25,175
 Total Liabilities ....................         1,322           1,521           1,440           1,110                        26,200
 Partners' Capital ....................    $   76,127      $   75,301      $   74,897      $   74,768                    $   26,204
OTHER DATA (END OF PERIOD):
 Total Properties .....................            19              19              19              19                            12
 Total GLA in sq. ft ..................     2,228,099       2,158,099       2,141,099       2,139,459                     1,489,094
 Occupancy % ..........................            99%             99%             97%            100%                           99%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with "Selected Financial Data" and the historical Financial Statements and Notes thereto appearing elsewhere in this Form 10-K.

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

RESULTS OF OPERATIONS

         At December 31, 1998 and 1997, the Company owned 19 in-service industrial properties containing approximately 2.2 million square feet. At December 31, 1996, the Company owned 19 in-service Properties containing approximately 2.1 million square feet.

         On April 1, 1997, the Company completed a 17,000 square foot expansion of an existing industrial property located in Grand Rapids, Michigan. The cost of the expansion was approximately $.3 million and was funded with cash flows from operations.

         On February 1, 1998, the Company completed a 70,000 square foot expansion of an existing industrial property located in Auburn Hills, Michigan. The cost of the expansion was approximately $2.6 million and was funded with cash flows from operations and a general and limited partner capital contribution made in 1997.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR  ENDED DECEMBER 31, 1997

         Total revenues increased by approximately $.5 million, or 4.1%, due primarily to an increase in rental income due to an increase in occupancy, general rent increases and additional rental income from the expansion of one of the Company's properties that was completed and placed in service on February 1, 1998. Average occupancy for the twelve months ended December 31, 1998 and 1997 was 99% and 94%, respectively.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by $.2 million or 6.0% due primarily to a decrease in snow removal and related expenses incurred for properties located in certain of the Company's metropolitan areas during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

         Depreciation and amortization increased by approximately $.1 million, or 5.1%, due primarily to the additional depreciation related to the expansion of one of the Company's properties that was completed and placed in service on February 1, 1998.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR  ENDED DECEMBER 31, 1996

         Revenues decreased by approximately $.2 million or 1.4%, due primarily to a decrease in occupancy. Average occupancy for the years ended December 31, 1997 and 1996 was 94% and 97%, respectively. The lower average occupancy for the year ended 1997 is due to vacancies in the first and second quarters of 1997. As of December 31, 1997, 99% of the GLA of the Properties was leased.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged.

         Depreciation and amortization remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998 and 1997, the Company had no outstanding indebtedness.

YEAR ENDED DECEMBER 31, 1998

         Net cash provided by operating activities of approximately $8.5 million for the year ended December 31, 1998 was primarily comprised of net income of approximately $6.8 million and adjustments for non-cash items of approximately $2.0 million, offset by the net change in operating assets and liabilities of approximately $.3 million. The adjustments for non-cash items are comprised of depreciation and amortization of approximately $1.9 million and a provision for bad debts of approximately $.1 million, offset by the effect of straight-lining of rental income.

         Net cash used in investing activities of approximately $1.6 million for the year ended December 31, 1998 was primarily comprised of capital expenditures related to an expansion of one of the Company's properties located in Auburn Hills, Michigan that was completed and placed in service on February 1, 1998 and various other capital improvements.

         Net cash used in financing activities of approximately $6.0 million for the year ended December 31, 1998 consisted of preferred limited partner distributions totaling approximately $3.9 million and general and limited partner distributions totaling approximately $2.1 million.

YEAR ENDED DECEMBER 31, 1997

         Net cash provided by operating activities of approximately $7.6 million for the year ended December 31, 1997 was primarily comprised of net income of approximately $6.2 million and adjustments for non-cash items of approximately $1.4 million. The adjustments for non-cash items are comprised of depreciation and amortization of approximately $1.8 million, offset by the effect of straight-lining of rental income of approximately $.4 million.

         Net cash used in investing activities of approximately $2.8 million for the year ended December 31, 1997 was primarily comprised of capital expenditures related to an expansion of one of the Company's properties located in Grand Rapids, Michigan that was completed and placed in service on April 1, 1997, capital expenditures related to the expansion of one of the Company's properties located in Auburn Hills, Michigan that was placed in service on February 1, 1998 and various other capital improvements.

         Net cash used in financing activities of approximately $5.8 million for the year ended December 31, 1997 consisted of preferred limited partner distributions of approximately $3.9 million and general and limited partner distributions totaling approximately $2.3 million, offset by a pro rata general and limited partner capital contribution from Securities Corporation and the Operating Partnership, respectively, in the amount of approximately $.4 million.

YEAR ENDED DECEMBER 31, 1996

         Net cash provided by operating activities of approximately $7.5 million for the year ended December 31, 1996 was primarily comprised of net income of approximately $6.4 million and adjustments for non-cash items of approximately $1.5 million, offset by the net change in operating assets and liabilities of approximately $.4 million. The adjustments for non-cash items are comprised of depreciation and amortization of approximately $1.7 million and a provision for bad debts of approximately $.1 million, offset by the effect of straight-lining of rental income of approximately $.3 million.

         Net cash used in investing activities of approximately $.9 million for the year ended December 31, 1996 was primarily comprised of capital expenditures related to an expansion of one of the Company's properties located in Grand Rapids, Michigan that was completed and placed in service on April 1, 1997 and various other capital improvements.

         Net cash used in financing activities of approximately $6.2 million for the year ended December 31, 1996 consisted of preferred limited partner distributions of approximately $3.9 million and general and limited partner distributions totaling approximately $2.3 million.

DISTRIBUTIONS AND CONTRIBUTIONS

         In 1998, the Company paid preferred limited partnership distributions of approximately $3.9 million to Securities Corporation. In 1998, the Company paid pro rata general and limited partnership distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $2.1 million.

         In 1997, the Company paid preferred limited partnership distributions of approximately $3.9 million to Securities Corporation. In 1997, the Company paid pro rata general and limited partnership distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $2.3 million that were partially off-set by a pro rata general and limited partnership capital contribution from Securities Corporation and the Operating Partnership, respectively, in the amount of approximately $.4 million.

         In 1996, the Company paid preferred limited partnership distributions of approximately $3.9 million to Securities Corporation. In 1996, the Company paid pro rata general and limited partnership distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $2.3 million.

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

         The Company expects to fund its long-term (greater than one year) liquidity requirements for non-recurring capital improvements and property expansions with its cash flow from operations, capital contributions and, in part, with a deferred maintenance escrow established in connection with the issuance of 1,650,000 shares of FR's $.01 par value Series A Cumulative Preferred Stock which is included in restricted cash on the balance sheet.

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

         The Company has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Company. The Company has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Company. The Company is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. Of the tenant surveys processed to date, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Company plans to complete its assessment of Year 2000 compliance by such parties by June 30, 1999. Until such time the Company cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE
                COMPENSATION

         The directors and executive officers of Securities Corporation, the general partner of the Company are as follows:

         Name                       Age           Office
         ----                       ---           ------
         Michael W. Brennan         42            President, Chief Executive Officer and Director
         Michael J. Havala          39            Chief Financial Officer and Director
         Patrick J. Galvin          59            Independent Director

         The independent director receives an annual director's fee of $10,000. No other director or executive officer of Securities Corporation receives any separate compensation as such.

         The following biographical descriptions set forth certain information with respect to the directors and executive officers of Securities Corporation:

         Michael W. Brennan. Mr. Brennan has been President and Chief Executive Officer and Director of Securities Corporation since November 1998. Prior to this, Mr. Brennan was the Chief Operating Officer of Securities Corporation since its inception. Mr. Brennan has been President, Chief Executive Officer and Director of FR since November 1998. From December 1995 to November 1998, Mr. Brennan was the Chief Operating Officer and Director of FR and from April 1994 to December 1995, he was Senior Vice President, Asset Management of FR. Between 1988 and 1994, he was a partner of The Shidler Group and the President of the Brennan/Tomasz/Shidler Investment Corporation and was in charge of asset management, leasing, project finance, accounting and treasury functions for The Shidler Group's Chicago operations.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's Properties are managed by the Operating Partnership pursuant to a property management agreement. Management fees incurred are based on 3.25% of gross receipts. These fees totaled $.4 million for the year ended December 31, 1998.

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


                                    FIRST INDUSTRIAL SECURITIES, L.P.
                                    BY: FIRST INDUSTRIAL SECURITIES CORPORATION,
                                        ITS SOLE GENERAL PARTNER


Date:  March 16, 1999                   By: /s/ Michael W. Brennan
                                           -------------------------------------
                                           Michael W. Brennan
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  March 16, 1999                   By: /s/ Michael J. Havala
                                           -------------------------------------
                                           Michael J. Havala
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                       Title                                Date
---------                                       -----                                ----
/s/ Michael W. Brennan               President, Chief Executive Officer          March 16, 1999
--------------------------------     and Director
    Michael W. Brennan

/s/ Michael J. Havala                Chief Financial Officer and Director        March 16, 1999
--------------------------------
    Michael J. Havala

/s/ Patrick J. Galvin                Director                                    March 16, 1999
--------------------------------
    Patrick J. Galvin

                                  EXHIBIT INDEX

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

                      27     *   Financial Data Schedule

                             *   Filed herewith.

                        FIRST INDUSTRIAL SECURITIES, L.P.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




                                                                                                 PAGE
                                                                                                 ----
FINANCIAL STATEMENTS

      Report of Independent Accountants........................................................   F-2

      Balance Sheets of First Industrial Securities,  L.P. (the "Company") as of
      December 31, 1998 and 1997...............................................................   F-3

      Statements  of Operations  of the Company for the Years Ended  December 31,
      1998,  1997 and 1996.....................................................................   F-4

      Statements of Changes in Partners'  Capital of the Company for the Years Ended December
      31, 1998, 1997 and 1996..................................................................   F-5

      Statements  of Cash Flows of the Company for the Years Ended  December 31,  1998,  1997
      and 1996.................................................................................   F-6

      Notes to Financial Statements............................................................   F-7

FINANCIAL STATEMENT SCHEDULE

    Report of Independent Accountants..........................................................   S-1

    Schedule III: Real Estate and Accumulated Depreciation.....................................   S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
   First Industrial Securities, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial Securities, L.P. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                       PricewaterhouseCoopers LLP




Chicago, Illinois
February 16, 1999

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                   December 31,            December 31,
                                                                                       1998                    1997
                                                                                   ------------            ------------
                                                                ASSETS
            Assets:
             Investment in Real Estate:
               Land...........................................................      $    11,580            $    11,626
               Buildings and Improvements.....................................           69,020                 65,767
               Construction in Progress.......................................               --                  2,098
               Less: Accumulated Depreciation.................................           (7,163)                (5,385)
                                                                                    -----------            -----------
               Net Investment in Real Estate..................................           73,437                 74,106
              Cash and Cash Equivalents.......................................            1,391                    458
              Restricted Cash.................................................              410                    411
              Tenant Accounts Receivable, Net.................................               38                     99
              Deferred Rent Receivable........................................            1,104                  1,102
              Prepaid Expenses and Other Assets, Net..........................            1,069                    646
                                                                                    -----------            -----------
                    Total Assets..............................................      $    77,449            $    76,822
                                                                                    ===========            ===========

                                                   LIABILITIES AND PARTNERS' CAPITAL
            Liabilities:
             Accounts Payable and Accrued Expenses............................      $       794            $     1,053
             Rents Received in Advance and Security Deposits..................              528                    468
                                                                                    -----------            -----------
                    Total Liabilities.........................................            1,322                  1,521
                                                                                    -----------            -----------

            Commitments and Contingencies.....................................               --                     --

            Partners' Capital:
            General Partner and Preferred Limited Partner.....................           41,266                 41,258
            Limited Partner...................................................           34,861                 34,043
                                                                                    -----------            -----------
                    Total Partners' Capital...................................           76,127                 75,301
                                                                                    -----------            -----------
                    Total Liabilities and Partners' Capital...................           77,449                 76,822
                                                                                    ===========            ===========





    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)




                                                For the Year        For the Year        For the Year
                                                   Ended               Ended               Ended
                                                December 31,        December 31,        December 31,
                                                    1998                1997                1996
                                                ------------        ------------        ------------
Revenues:
 Rental Income............................       $    9,057          $    8,544          $    8,644
 Tenant Recoveries and Other Income.......            2,764               2,811               2,872
                                                 ----------          ----------          ----------
   Total Revenues.........................           11,821              11,355              11,516
                                                 ----------          ----------          ----------

Expenses:
 Real Estate Taxes........................            2,149               2,213               2,328
 Repairs and Maintenance..................              304                 444                 390
 Property Management......................              407                 380                 386
 Utilities................................              107                 158                 106
 Insurance................................               32                  32                  70
 Other....................................              113                  84                 114
 Depreciation and Other Amortization......            1,913               1,820               1,766
                                                 ----------          ----------          ----------
   Total Expenses.........................            5,025               5,131               5,160
                                                 ----------          ----------          ----------

Net Income................................       $    6,796          $    6,224          $    6,356
                                                 ==========          ==========          ==========




    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                    General
                                                                                  Partner and
                                                                 Limited       Preferred Limited
                                               Total             Partner            Partner
                                            -----------        -----------     -----------------

Balance at December 31, 1995..........      $    74,768        $    33,515         $   41,253
  Distributions.......................           (6,227)            (2,284)            (3,943)
  Net Income..........................            6,356              2,412              3,944
                                            -----------        -----------         ----------
Balance at December 31, 1996..........      $    74,897        $    33,643         $   41,254
 Contributions........................              400                396                  4
 Distributions........................           (6,220)            (2,277)            (3,943)
 Net Income...........................            6,224              2,281              3,943
                                            -----------        -----------         ----------
Balance at December 31, 1997..........      $    75,301        $    34,043         $   41,258
 Distributions........................           (5,970)            (2,029)            (3,941)
 Net Income...........................            6,796              2,847              3,949
                                            -----------        -----------         ----------
Balance at December 31, 1998..........      $    76,127        $    34,861         $   41,266
                                            ===========        ===========         ==========







    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                              For the Year        For the Year          For the Year
                                                                  Ended               Ended                Ended
                                                              December 31,        December 31,          December 31,
                                                                  1998                1997                  1996
                                                              ------------        ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income................................................      $   6,796          $   6,224              $   6,356
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
    Depreciation and Amortization.........................          1,913              1,820                  1,766
    Provision for Bad Debts...............................             50                 --                     50
    Increase in Deferred Rent Receivable..................             (2)              (385)                  (291)
    Decrease (Increase) in Tenant Accounts Receivable.....             11                469                   (455)
    Increase in Prepaid Expenses and Other Assets.........           (558)              (123)                  (277)
    Decrease in Restricted Cash...........................              1                 --                     --
    Increase (Decrease)  in Accounts Payable and Accrued
      Expenses and  Rents Received in Advance and Security
      Deposits............................................            246               (368)                   330
                                                                ---------          ---------              ---------
        Net Cash Provided by Operating Activities.........          8,457              7,637                  7,479
                                                                ---------          ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of and Additions to Investment in Real Estate
     and Construction in Progress.........................         (1,554)            (2,787)                  (936)
                                                                ---------          ---------              ---------
    Net Cash Used In Investing Activities.................         (1,554)            (2,787)                  (936)
                                                                ---------          ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions.........................................         (5,970)            (6,220)                (6,227)
    Capital Contributions.................................             --                400                     --
                                                                ---------          ---------              ---------
        Net Cash Used In Financing Activities.............         (5,970)            (5,820)                (6,227)
                                                                ---------          ---------              ---------

Net Increase (Decrease) in Cash and Cash Equivalents......            933               (970)                   316
Cash and Cash Equivalents, Beginning of Period............            458              1,428                  1,112
                                                                ---------          ---------              ---------
Cash and Cash Equivalents, End of Period..................      $   1,391          $     458              $   1,428
                                                                =========          =========              =========









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

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )


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

         On April 1, 1997, the Company completed a 17,000 square foot (unaudited) expansion of an existing industrial property located in Grand Rapids, Michigan. The cost of the expansion was approximately $252 and was funded with cash flows from operations.

         On February 1, 1998, the Company completed a 70,000 square foot (unaudited) expansion of an existing industrial property located in Auburn Hills, Michigan. The cost of the expansion was approximately $2,630 and was funded with cash flows from operations.

         On July 31, 1998, a governmental entity condemned two parcels of land. The Company received gross proceeds of approximately $108 as consideration for these parcels of land, and the gain is reflected in total revenues.

THE GUARANTEE

         In connection with the Offering, the Company entered into a Guarantee and Payment Agreement (the "Guarantee Agreement") pursuant to which the Company guaranteed the payment of dividends on, and payments on liquidation or redemption of, the Series A Preferred Shares.

         The guarantee was created through the execution of the Guarantee Agreement between the Company and Securities Corporation, for the benefit of a guarantee agent. The Guarantee Agreement is administered and enforced for the benefit of the holders of the Series A Preferred Shares by the guarantee agent. The guarantee agent may enforce the guarantee directly against the Company only with the approval of the holders of at least 25% of the outstanding Series A Preferred Shares. No holder may seek directly to enforce the guarantee.

         Under the terms of the Guarantee Agreement, the Company was required to deposit approximately $414 into a restricted cash escrow account with the guarantee agent (the "Restricted Escrow"). These funds were set aside to pay for certain repair and maintenance items of the contributed properties. The balance of the Restricted Escrow at December 31, 1998 and 1997 is $410 and $411, respectively, and is included in restricted cash.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1998 and 1997, and the reported amounts of revenues and expenses for the years ended December 31, 1998, 1997 and 1996. Actual results could differ from those estimates.

REVENUE RECOGNITION

         Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and are recognized as revenues in the period the related expenses are incurred by the Company.

         The Company evaluates and, if applicable, provides for an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the balance sheets is shown net of an allowance for doubtful accounts of $100 and $50 as of December 31, 1998 and 1997, respectively.


GENERAL AND ADMINISTRATIVE

         Expenses incurred related to the operations of the properties are reflected in property management expense, therefore, there is no allocation of FR's general and administrative expense.


INVESTMENT IN REAL ESTATE AND DEPRECIATION

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                               Years
                                                             --------
             Buildings and Improvements....................  38 to 40
             Land Improvements.............................  15


         Construction expenditures for tenant improvements, leasehold improvements and leasing commissions are capitalized and amortized over the terms of each specific lease, and repairs and maintenance are charged to expense when incurred. Expenditures for improvements are capitalized.


CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include all cash and liquid investments with an initial maturity of three months or less. The carrying amount approximates fair value due to the short maturity of these investments.


INCOME TAXES

         No federal income taxes are payable by the Company and none have been provided for in the accompanying financial statements. In accordance with partnership taxation, each of the partners is responsible for reporting their share of taxable income or loss.


FAIR VALUE OF FINANCIAL INVESTMENTS

         The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable and other accrued expenses. The fair value of these financial instruments was not materially different from their carrying amount or contract values.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS

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


4.       RELATED PARTY TRANSACTIONS

         The 19 properties owned by the Company are managed by the Operating Partnership, of which FR is the sole general partner. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $407, $380 and $386 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, there were no accrued management fees due to the Operating Partnership.



5.       PARTNERS' CAPITAL

         During 1998, the Company distributed $3,920 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $3,920 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

         During 1998, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $2,050.

         During 1997, the Company distributed $3,920 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $3,920 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA )


5.       PARTNERS' CAPITAL, CONTINUED

         During 1997, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $2,300.

         During 1997, the Company received a pro rata general and limited partnership contribution from Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $400.


6.       FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1998 are approximately as follows:


                       1999                  $       9,524
                       2000                          9,015
                       2001                          7,137
                       2002                          6,277
                       2003                          4,498
                       Thereafter                    4,767
                                             -------------
                          Total              $      41,218
                                             =============

         Three of the Company's properties represent ten percent or more of the aggregate book value of the assets as of December 31, 1998, or ten percent or more of the Company's aggregate rental revenues as of December 31, 1998.



7.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in legal actions arising from the ownership of their properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

         Two properties have leases granting the tenants options to purchase the property. Such options are exercisable at various times and at a fixed purchased price in each case in excess of the property's depreciated cost. The Company has no notice of any exercise of any tenant purchase option.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


8.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)





                                                             FIRST INDUSTRIAL SECURITIES, L.P.
                                                               YEAR ENDED DECEMBER 31, 1998
                                       ----------------------------------------------------------------------------
                                       FIRST QUARTER      SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
                                       -------------      --------------        -------------        --------------
Revenues ........................       $     3,030         $      3,209          $     3,054         $       2,528
Property Expenses................              (790)                (824)                (821)                 (677)
Depreciation and Amortization....              (462)                (469)                (482)                 (500)
                                        -----------         ------------          -----------         -------------
Net Income.......................       $     1,778         $      1,916          $     1,751         $       1,351
                                        ===========         ============          ===========         =============


                                                             FIRST INDUSTRIAL SECURITIES, L.P.
                                                               YEAR ENDED DECEMBER 31, 1997
                                       ----------------------------------------------------------------------------
                                       FIRST QUARTER      SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
                                       -------------      --------------        -------------        --------------
Revenues ........................      $       2,879      $        2,677        $       2,894        $        2,905
Property Expenses................               (904)               (829)                (784)                 (794)
Depreciation and Amortization....               (447)               (443)                (462)                 (468)
                                       -------------      --------------        -------------        --------------
Net Income.......................      $       1,528      $        1,405        $       1,648        $        1,643
                                       =============      ==============        =============        ==============

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
     First Industrial Securities, L.P.

Our report on the financial statements of First Industrial Securities, L.P. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                                       PricewaterhouseCoopers LLP




Chicago, Illinois
February 16, 1999

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                      COSTS
                                                                                    CAPITALIZED
                                                              INITIAL COST (a)     SUBSEQUENT TO
                                    LOCATION             ------------------------  ACQUISITION OR
BUILDING ADDRESS                  (CITY/STATE)             LAND       BUILDINGS      COMPLETION
----------------                  ------------           ---------  -------------  --------------

5020 Louise Drive                 Mechanicsburg, PA      $    707       $     --        $  2,773
7195 Grayson                      Harrisburg, IL              478          2,771              80
3150-3160 MacArthur Boulevard     Northbrook, IL              439          2,518              21
2101-2125 Gardner Road            Broadview, IL             1,177          6,818             110
365 North Avenue                  Carol Stream, IL          1,208          6,961              81
2942 MacArthur Boulevard          Northbrook, IL              315          1,803             232
2965 Technology Drive             Rochester Hills, MI         964          2,277             123
1451 Lincoln Avenue               Madison Heights, MI         299          1,703             435
4400 Purks Drive                  Auburn Hills, MI            602          3,410           2,687
4177A Varsity Drive               Ann Arbor, MI                90            536              78
6515 Cobb Drive                   Sterling Heights, MI        305          1,753             150
425 Gordon Industrial Court       Grand Rapids, MI            611          3,747           1,331
2851 Prairie Street               Grandville, MI              377          2,778             240
2945 Walkent Court                Grand Rapids, MI            310          2,074             296
537 76th Street                   Grand Rapids, MI            255          1,456             330
6655 Wedgewood Road               Maple Grove, MN           1,466          8,342             143
900 Apollo Road                   Eagan, MN                 1,029          5,855             511
7316 Aspen Lane North             Brooklyn Park, MN           368          2,156             180
6707 Shingle Creek Parkway        Brooklyn Center, MN         376          2,101             364
                                                         --------       --------        --------
                                                         $ 11,376       $ 59,059        $ 10,165
                                                         ========       ========        ========

                                          GROSS AMOUNT CARRIED
                                     AT CLOSE OF PERIOD (12/31/98)(c)
                                 ---------------------------------------     ACCUMULATED
                                              BUILDING AND                   DEPRECIATION    YEAR BUILT/   DEPRECIABLE
BUILDING ADDRESS                    LAND      IMPROVEMENTS       TOTAL         12/31/98       RENOVATED    LIVES(YEARS)
----------------                 ---------  ----------------  ----------    --------------   -----------  -------------

5020 Louise Drive                $    716          $  2,764    $ 3,480            $   326       1995          (b)
7195 Grayson                          479             2,850       3,329               290       1994          (b)
3150-3160 MacArthur Boulevard         429             2,549       2,978               288       1978          (b)
2101-2125 Gardner Road              1,228             6,877       8,105               744     1950/69         (b)
365 North Avenue                    1,208             7,042       8,250               749       1969          (b)
2942 MacArthur Boulevard              311             2,039       2,350               215       1979          (b)
2965 Technology Drive                 964             2,400       3,364               231       1995          (b)
1451 Lincoln Avenue                   305             2,132       2,437               227       1967          (b)
4400 Purks Drive                      612             6,087       6,699               352       1987          (b)
4177A Varsity Drive                    90               614         704               114       1993          (b)
6515 Cobb Drive                       305             1,903       2,208               193       1984          (b)
425 Gordon Industrial Court           644             5,045       5,689               545       1990          (b)
2851 Prairie Street                   445             2,950       3,395               351       1989          (b)
2945 Walkent Court                    352             2,328       2,680               277       1993          (b)
537 76th Street                       258             1,783       2,041               178       1987          (b)
6655 Wedgewood Road                 1,466             8,485       9,951               927       1989          (b)
900 Apollo Road                     1,012             6,383       7,395               576       1970          (b)
7316 Aspen Lane North                 377             2,327       2,704               231       1978          (b)
6707 Shingle Creek Parkway            379             2,462       2,841               349       1986          (b)
                                 --------          --------    --------           -------
                                 $ 11,580          $ 69,020    $ 80,600           $ 7,163
                                 ========          ========    ========           =======


NOTES:

     (a) Initial cost for each respective property is total acquisition costs associated with its purchase.

     (b) Depreciation is computed based upon the following estimated lives:

              Buildings and Improvements                       38 to 40 years
              Tenant Improvements and Leasehold Improvements   Life of lease
              Land Improvements                                15 years

     (c) At December 31, 1998, aggregate cost of land, buildings and improvements for federal income tax purposes was approximately $80.6 million.

     These properties are owned by the Securities Partnership. The Securities Partnership guarantees the payment of the Series A Cumulative Preferred Stock dividends and amounts upon redemption, liquidation, dissolution or winding - up.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


The changes in total real estate assets for the years ended December 31, 1998 and 1997 are as follows:

                                       First Industrial Securities, L.P.
                                       ---------------------------------
                                            1998              1997
                                        ------------      ------------
Balance, Beginning of Year ........     $     79,491      $     76,255
Construction Costs and Improvements            1,155             3,236
Sale of Land ......................              (46)               --
                                        ------------      ------------
Balance, End of Year ..............           80,600            79,491
                                        ============      ============


The changes in accumulated depreciation for the years ended December 31, 1998 and 1997 are as follows:

                                       First Industrial Securities, L.P.
                                       ---------------------------------
                                            1998            1997
                                        ------------     ------------
Balance, Beginning of Year ........     $      5,385     $      3,673
Depreciation for Year .............            1,778            1,712
                                        ------------     ------------
Balance, End of Year ..............     $      7,163     $      5,385
                                        ============     ============