Form 10-Q
period 1999-03-31
FIRST INDUSTRIAL SECURITIES L P
filed 1999-05-06
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             ----------------------

                       Commission File Number 33-97014-01

                              ---------------------



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

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999
                                      INDEX


PART I:   FINANCIAL INFORMATION                                                                   PAGE
                                                                                                  ----
     Item 1.   Financial Statements

     Balance Sheets of First Industrial Securities, L.P. as of March 31, 1999
     and December 31, 1998.....................................................................   2

     Statements of Operations of First Industrial Securities, L.P. for the Three Months Ended
     March 31, 1999 and March 31, 1998.........................................................   3

     Statements of Cash Flows of First Industrial Securities, L.P. for the Three Months Ended
     March 31, 1999 and March 31, 1998.........................................................   4

     Notes to Financial Statements.............................................................   5-6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................   7-10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk........................   10


PART II:   OTHER INFORMATION

     Item 1.  Legal Proceedings................................................................   11
     Item 2.  Changes in Securities............................................................   11
     Item 3.  Defaults Upon Senior Securities..................................................   11
     Item 4.  Submission of Matters to a Vote of Security Holders..............................   11
     Item 5.  Other Information................................................................   11
     Item 6.  Exhibits and Reports on Form 8-K.................................................   11


SIGNATURE......................................................................................   12

EXHIBIT INDEX..................................................................................   13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            March 31,          December 31,
                                                                              1999                 1998
                                                                        ----------------    -----------------
                                     ASSETS
Assets:
 Investment in Real Estate:
   Land.....................................................                $11,580              $11,580
   Buildings and Improvements...............................                 69,462               69,020
   Construction in Progress.................................                    378                  ---
   Less:  Accumulated Depreciation..........................                 (7,598)              (7,163)
                                                                            -------              -------
      Net Investment in Real Estate.........................                 73,822               73,437

 Cash and Cash Equivalents..................................                    707                1,391
 Restricted Cash............................................                    410                  410
 Tenant Accounts Receivable, Net............................                     65                   38
 Deferred Rent Receivable...................................                  1,165                1,104
 Prepaid Expenses and Other Assets, Net.....................                    793                1,069
                                                                            =======              =======
      Total Assets..........................................                $76,962              $77,449
                                                                            =======              =======

                       LIABILITIES AND PARTNERS' CAPITAL
 Liabilities:
   Accounts Payable and Accrued Expenses....................                $   710              $   794
   Rents Received in Advance and Security Deposits..........                    696                  528
                                                                            -------              -------
      Total Liabilities.....................................                  1,406                1,322
                                                                            -------              -------

  Commitments and Contingencies..............................                   ---                  ---

  Partners' Capital:
   General Partner and Preferred Limited Partner............                 41,260               41,266
   Limited Partner..........................................                 34,296               34,861
                                                                            -------              -------
      Total Partners' Capital...............................                 75,556               76,127
                                                                            =======              =======
      Total Liabilities and Partners' Capital...............                $76,962              $77,449
                                                                            -------              -------

    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                          Three                     Three
                                                                       Months Ended             Months Ended
                                                                      March 31, 1999           March 31, 1998
                                                                   ---------------------    ----------------------
Revenues:
   Rental Income..............................................             $2,058                 $2,363
   Tenant Recoveries and Other Income.........................                672                    667
                                                                   ---------------------    ----------------------
       Total Revenues.........................................              2,730                  3,030
                                                                   ---------------------    ----------------------

Expenses:
   Real Estate Taxes..........................................                580                    558
   Repairs and Maintenance....................................                110                     87
   Property Management........................................                 86                     95
   Utilities..................................................                 46                     33
   Insurance..................................................                  8                      8
   Other......................................................                 18                      9
   Depreciation and Amortization..............................                473                    462
                                                                   ---------------------    ----------------------
       Total Expenses.........................................              1,321                  1,252
                                                                   ---------------------    ----------------------

Net Income....................................................             $1,409                 $1,778
                                                                   =====================    ======================


    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Three                    Three
                                                                    Months Ended             Months Ended
                                                                   March 31, 1999           March 31, 1998
                                                                ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.................................................         $1,409                  $1,778
   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
     Depreciation and Amortization...........................             473                     462
     (Increase) Decrease in Tenant Accounts Receivable......              (27)                     11
     Increase in Deferred Rent Receivable...................              (61)                    (67)
     Decrease (Increase) in Prepaid Expenses and Other
      Assets, Net............................................             238                     (44)
     Increase in Accounts Payable and Accrued Expenses and
      Rents Received in Advance and Security Deposits........              77                      20
                                                                --------------------    ---------------------
          Net Cash Provided by Operating Activities..........           2,109                   2,160
                                                                --------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of and Additions to Investment in Real Estate...           (813)                   (680)
                                                                --------------------    ---------------------
          Net Cash Used in Investing Activities...............
                                                                         (813)                   (680)
                                                                --------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions............................................         (1,980)                   (980)
                                                                --------------------    ---------------------
          Net Cash Used In Financing Activities ..............         (1,980)                   (980)
                                                                --------------------    ---------------------
Net (Decrease) Increase in Cash and Cash Equivalents..........           (684)                    500
Cash and Cash Equivalents, Beginning of Period................          1,391                     458
                                                                ====================    =====================
Cash and Cash Equivalents, End of Period......................         $  707                  $  958
                                                                ====================    =====================

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1998 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1998 audited financial statements included in the Company's 1998 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

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

         In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for each of the three months ended March 31, 1999 and 1998.

Tenant Accounts Receivable, Net:

         The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $100 as of March 31, 1999 and December 31, 1998.

2.       RELATED PARTY TRANSACTIONS

         The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $86 and $95 for the three months ended March 31, 1999 and 1998, respectively.


3.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Company.

         The Company has committed to the redevelopment of one of its properties located in Maple Grove, Minnesota and the development of one of its properties located in Carol Stream, Illinois. The Company expects to fund these costs with cash flows from operations and capital contributions.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


4.       PARTNERS' CAPITAL

         On January 15, 1999, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $1,000.

         On March 29, 1999, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, the amount equal to the aggregate dividend payable on FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

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

         The Company is a Delaware limited partnership formed on August 14, 1995, the 1% general partner of which is First Industrial Securities Corporation ("Securities Corporation"), a wholly owned subsidiary of First Industrial Realty Trust, Inc. ("FR"), and the 99% limited partner of which is First Industrial, L.P. (the "Operating Partnership"), of which FR is the sole general partner. Securities Corporation also owns a preferred limited partnership interest in the Company.

RESULTS OF OPERATIONS

         At March 31, 1999 and 1998, the Company owned 19 properties with approximately 2.2 million square feet of gross leasable area ("GLA").

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 TO THREE MONTHS ENDED MARCH 31, 1998

         Total revenues decreased by approximately $.3 million, or 9.9%, due primarily to the loss of rental income and recovery income from one of the Company's properties that is under redevelopment.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged.

         Depreciation and amortization remained relatively unchanged.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 1999

         Net cash provided by operating activities of approximately 2.1 million for the three months ended March 31, 1999 was primarily comprised of net income of approximately $1.4 million and adjustments for non-cash items of approximately $.4 million, and the net change in operating assets and liabilities of approximately $.3 million. The adjustments for non-cash items are comprised of depreciation and amortization of approximately $.5 million, offset by the effect of straight-lining of rental income of approximately $.1 million.

         Net cash used in investing activities of approximately $.8 million for the three months ended March 31, 1999 was primarily comprised of capital expenditures related to the redevelopment of one of the Company's properties located in Maple Grove, Minnesota ($.2 million) and the development of one of the Company's properties located in Carol Stream, Illinois ($.2 million) as well as various other capital improvements ($.4 million).

         Net cash used in financing activities of approximately $2.0 million for the three months ended March 31, 1999 consisted of preferred limited partner distributions of approximately $1.0 million and general and limited partner distributions totaling approximately $1.0 million.

THREE MONTHS ENDED MARCH 31, 1998

         Net cash provided by operating activities of approximately $2.2 million for the three months ended March 31, 1998 was primarily comprised of net income of approximately $1.8 million and adjustments for non-cash items of approximately $.4 million. The adjustments for non-cash items are comprised of depreciation and amortization of approximately $.5 million, offset by the effect of straight-lining of rental income of approximately $.1 million.

         Net cash used in investing activities of approximately $.7 million for the three months ended March 31, 1998 was primarily comprised of capital expenditures related to an expansion of one of the Company's properties located in Auburn Hills, Michigan that was placed in service on February 1, 1998.

         Net cash used in financing activities of approximately $1.0 million for the three months ended March 31, 1998 consisted of preferred limited partner distributions of approximately $1.0 million.

DISTRIBUTIONS/DIVIDENDS

         On January 15, 1999, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $1.0 million.

         On March 29, 1999, the Company distributed $1.0 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $1.0 million to FR, the amount equal to the aggregate dividend payable on FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock").

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

         The Company expects to fund its long-term (greater than one year) liquidity requirements for non-recurring capital improvements, property redevelopments and property developments with its cash flow from operations, capital contributions and, in part, with a deferred maintenance escrow established in connection with the issuance of FR's Series A Preferred Stock which is included in restricted cash on the balance sheet.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
         None.

ITEM 2.   CHANGES IN SECURITIES
         None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.


ITEM 5.   OTHER INFORMATION
         Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.     Description
         -----------     -----------
           27*           Financial Data Schedule


                 * Filed herewith

           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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


                              FIRST INDUSTRIAL SECURITIES, L.P.,
                              BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date: May 5, 1999             By:  /s/ Michael J. Havala
                                 ------------------------------------------
                                 Michael J. Havala
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.              Description
----------               -----------
 EX-27*                  Financial Data Schedule

      * Filed herewith