Form 10-Q
period 1999-06-30
FIRST INDUSTRIAL SECURITIES L P
filed 1999-08-03
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999
                                      INDEX

PART I:   FINANCIAL INFORMATION                                                                       PAGE
                                                                                                      ----
      Item 1.   Financial Statements

      Balance Sheets of First Industrial Securities, L.P. as of June 30, 1999 and
      December 31, 1998 ............................................................................    2

      Statements  of Operations of First  Industrial  Securities,  L.P. for the Six Months Ended
      June 30, 1999 and June 30, 1998 ..............................................................    3

      Statements of Operations of First Industrial  Securities,  L.P. for the Three Months Ended
      June 30, 1999 and June 30, 1998 ..............................................................    4

      Statements  of Cash Flows of First  Industrial  Securities,  L.P. for the Six Months Ended
      June 30, 1999 and June 30, 1998 ..............................................................    5

      Notes to Financial Statements ................................................................   6-7

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...............................................................   8-11

      Item 3. Quantitative and Qualitative Disclosures About Market Risk ...........................   11


PART II:  OTHER INFORMATION

      Item 1.  Legal Proceedings ...................................................................   12
      Item 2.  Changes in Securities ...............................................................   12
      Item 3.  Defaults Upon Senior Securities .....................................................   12
      Item 4.  Submission of Matters to a Vote of Security Holders .................................   12
      Item 5.  Other Information ...................................................................   12
      Item 6.  Exhibits and Reports on Form 8-K ....................................................   12


SIGNATURE ..........................................................................................   13

EXHIBIT INDEX ......................................................................................   14

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               June 30,    December 31,
                                                                 1999        1998
                                                               --------   -------------
                             ASSETS
Assets:
   Investment in Real Estate:
      Land .................................................   $ 11,580    $ 11,580
      Buildings and Improvements ...........................     69,657      69,020
      Construction in Progress .............................      1,857        --
      Less:  Accumulated Depreciation ......................     (7,940)     (7,163)
                                                               --------    --------
              Net Investment in Real Estate ................     75,154      73,437

   Cash and Cash Equivalents ...............................        976       1,391
   Restricted Cash .........................................        410         410
   Tenant Accounts Receivable, Net .........................        502          38
   Deferred Rent Receivable ................................      1,174       1,104
   Prepaid Expenses and Other Assets, Net ..................        433       1,069
                                                               ========    ========
               Total Assets ................................   $ 78,649    $ 77,449
                                                               ========    ========

                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts Payable and Accrued Expenses ...................   $    988    $    794
   Rents Received in Advance and Security Deposits .........        867         528
                                                               --------    --------
                Total Liabilities ..........................      1,855       1,322
                                                               --------    --------

Commitments and Contingencies ..............................       --          --

Partners' Capital:
    General Partner and Preferred Limited Partner ..........     41,604      41,266
    Limited Partner ........................................     35,190      34,861
                                                               --------    --------
                Total Partners' Capital ....................     76,794      76,127
                                                               ========    ========
                Total Liabilities and Partners' Capital ....   $ 78,649    $ 77,449
                                                               ========    ========


    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                  Six                Six
                                              Months Ended      Months Ended
                                              June 30, 1999     June 30, 1998
                                              -------------     -------------
Revenues:
   Rental Income ............................   $4,138             $4,747
   Tenant Recoveries and Other Income .......    1,341              1,492
                                                ------             ------
             Total Revenues .................    5,479              6,239
                                                ------             ------

Expenses:
   Real Estate Taxes ........................    1,147              1,147
   Repairs and Maintenance ..................      199                173
   Property Management ......................      170                200
   Utilities ................................       79                 52
   Insurance ................................       16                 16
   Other ....................................       46                 26
   Depreciation and Amortization ............      895                931
                                                ------             ------
              Total Expenses ................    2,552              2,545
                                                ------             ------


Net Income ..................................   $2,927             $3,694
                                                ======             ======




    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                 Three               Three
                                              Months Ended        Months Ended
                                              June 30, 1999       June 30, 1998
                                             ---------------    ----------------
Revenues:
   Rental Income .........................      $2,080               $2,384
   Tenant Recoveries and Other Income ....         669                  825
                                                ------               ------
             Total Revenues ..............       2,749                3,209
                                                ------               ------

Expenses:
   Real Estate Taxes .....................         567                  589
   Repairs and Maintenance ...............          89                   86
   Property Management ...................          84                  105
   Utilities .............................          33                   19
   Insurance .............................           8                    8
   Other .................................          28                   17
   Depreciation and Amortization .........         422                  469
                                                ------               ------
              Total Expenses .............       1,231                1,293
                                                ------               ------

Net Income ...............................      $1,518               $1,916
                                                ======               ======


    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                Six             Six
                                                                            Months Ended     Months Ended
                                                                           June 30, 1999     June 30, 1998
                                                                           --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income ..........................................................      $ 2,927           $ 3,694
   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
      Depreciation and Amortization ....................................          895               931
      Increase in Tenant Accounts  Receivable ..........................         (464)             (169)
      Increase in  Deferred Rent Receivable ............................          (70)             (187)
      Decrease in Prepaid Expenses and Other Assets, Net ...............          519                41
      Increase (Decrease)  in Accounts Payable and Accrued Expenses
    and Rents Received in Advance and Security Deposits
                                                                                  336              (142)
                                                                              -------           -------
          Net Cash Provided by Operating Activities ....................        4,143             4,168
                                                                              -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of and Additions to Investment in Real Estate ............       (2,298)             (928)
                                                                              -------           -------
          Net Cash Used in Investing Activities ........................       (2,298)             (928)
                                                                              -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions .....................................................       (2,960)           (2,510)
     Contributions .....................................................          700              --
                                                                              -------           -------
          Net Cash Used In Financing Activities ........................       (2,260)           (2,510)
                                                                              -------           -------

Net (Decrease) Increase in Cash and Cash Equivalents ...................         (415)              730
Cash and Cash Equivalents, Beginning of Period .........................        1,391               458
                                                                              -------           -------
Cash and Cash Equivalents, End of Period ...............................      $   976           $ 1,188
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

         In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations and its cash flows for the six months and three months ended June 30, 1999 and 1998.

Tenant Accounts Receivable, Net:

         The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $100 as of June 30, 1999 and December 31, 1998.

3.       RELATED PARTY TRANSACTIONS

         The 19 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $170 and $200 for the six months ended June 30, 1999 and 1998, respectively.


4.       REAL ESTATE HELD FOR SALE

         At June 30, 1999, the Company had one industrial property comprising approximately .3 million square feet of GLA held for sale. The Company ceased depreciating this property in the second quarter of 1999. Net income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, and depreciation and amortization) of the property held for sale for the six months ended June 30, 1999 and 1998 is approximately $526 and $422, respectively. Net carrying value of the industrial property held for sale at June 30, 1999 is approximately $8,064. The Company plans to substitute one or more properties in the place of this property if this sale occurs. There can be no assurance that such property held for sale will be sold.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


5.       COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Company.

         The Company has committed to the redevelopment of one of its properties located in Maple Grove, Minnesota and the development of a 50,000 square foot property located in Carol Stream, Illinois. The Company expects to fund these costs with cash flows from operations and capital contributions.

6.       PARTNERS' CAPITAL

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

         On June 3, 1999, the Company received a general and limited partnership contribution from Securities Corporation and the Operating Partnership in the aggregate amount of $700.

         On June 22, 1999, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

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

RESULTS OF OPERATIONS

         At June 30, 1999 and 1998, the Company owned 19 properties with approximately 2.2 million square feet of gross leasable area ("GLA").

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 TO SIX MONTHS ENDED JUNE 30, 1998

         Total revenues decreased by approximately $.8 million, or 12.2%, due primarily to the decrease of rental income and recovery income from one of the Company's properties that is under redevelopment.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged.

         Depreciation and amortization decreased slightly due to the cessation of depreciation in the second quarter of 1999 of a property held for sale and a property under redevelopment.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 TO THREE MONTHS ENDED JUNE 30,
1998

         Total revenues decreased by approximately $.5 million, or 14.3%, due primarily to the decrease of rental income and recovery income from one of the Company's properties that is under redevelopment.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged.

         Depreciation and amortization decreased slightly due to the cessation of depreciation in the second quarter of 1999 of a property held for sale and a property under redevelopment.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 1999

         Net cash provided by operating activities of approximately $4.1 million for the six months ended June 30, 1999 was primarily comprised of net income of approximately $2.9 million and adjustments for non-cash items of approximately $.8 million and the net change in operating assets and liabilities of approximately $.4 million. The adjustments for non-cash items are comprised of depreciation and amortization of approximately $.9 million, offset by the effect of straight-lining of rental income of approximately $.1 million.

         Net cash used in investing activities of approximately $2.3 million for the six months ended June 30, 1999 was primarily comprised of capital expenditures related to the redevelopment of one of the Company's properties located in Maple Grove, Minnesota ($.6 million) and the development of one of the Company's properties located in Carol Stream, Illinois ($1.3 million) as well as various other capital improvements ($.4 million).

         Net cash used in financing activities of approximately $2.3 million for the six months ended June 30, 1999 consisted of preferred limited partner distributions of approximately $2.0 million and general and limited partner distributions totaling approximately $1.0 million offset by general and limited partnership contributions totaling approximately $.7 million.

SIX MONTHS ENDED JUNE 30, 1998

         Net cash provided by operating activities of approximately $4.2 million for the six months ended June 30, 1998 was primarily comprised of net income of approximately $3.7 million and adjustments for non-cash items of approximately $.7 million offset by the net change in operating assets and liabilities of approximately $.2 million. The adjustments for non-cash items are comprised of depreciation and amortization of approximately $.9 million, offset by the effect of straight-lining of rental income of approximately $.2 million.

         Net cash used in investing activities of approximately $.9 million for the six months ended June 30, 1998 was primarily comprised of capital expenditures related to an expansion of one of the Company's properties located in Auburn Hills, Michigan that was placed in service on February 1, 1998.

         Net cash used in financing activities of approximately $2.5 million for the six months ended June 30, 1998 consisted of preferred limited partner distributions of approximately $2.0 million and a general and limited partner distribution of approximately $.5 million.

REAL ESTATE HELD FOR SALE

         At June 30, 1999, the Company had one industrial property comprising approximately .3 million square feet of GLA held for sale. The Company ceased depreciating this property in the second quarter of 1999. Net income (defined as total property revenues, less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, and depreciation and amortization) of the property held for sale for the six months ended June 30, 1999 and 1998 is approximately $.5 million and $.4 million, respectively. Net carrying value of the industrial property held for sale at June 30, 1999 is approximately $8.1 million. The Company plans to substitute one or more properties in the place of this property if this sale occurs. There can be no assurance that such property held for sale will be sold.

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

         On June 3, 1999, the Company received a general and limited partnership contribution from Securities Corporation and the Operating Partnership in the aggregate amount of $.7 million.

         On June 22, 1999, the Company distributed $1.0 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $1.0 million to FR, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.


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

         The Company has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks, payroll processor and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Company. The Company has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Company. The Company is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. As of June 30, 1999, tenants representing 57% of annual base rent of the Company have replied. Of the tenant surveys received as of June 30, 1999, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Company is still seeking confirmation of Year 2000 compliance from the tenants who have not responded to the tenant survey. Until such time the Company cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

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


ITEM 1.   LEGAL PROCEEDINGS
         None.

ITEM 2.   CHANGES IN SECURITIES
         None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.


ITEM 5.   OTHER INFORMATION
         Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No        Description
         ----------        -----------

               27*         Financial Data Schedule


                  * Filed herewith

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


                                 FIRST INDUSTRIAL SECURITIES, L.P.,
                                 BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date: July 30, 1999              By: /s/ Michael J. Havala
                                    ------------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

   EX-27*                  Financial Data Schedule

         * Filed herewith