Form 10-Q
period 1999-09-30
FIRST INDUSTRIAL SECURITIES L P
filed 1999-11-05
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             ----------------------

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

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                   FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999
                                     INDEX

PART I:   FINANCIAL INFORMATION                                                                PAGE
                                                                                               ----
      Item 1.   Financial Statements

      Balance Sheets of First Industrial Securities, L.P. as of September 30, 1999 and
      December 31, 1998......................................................................       2

      Statements of Operations of First Industrial Securities, L.P. for the Nine Months
      Ended September 30, 1999 and September 30, 1998........................................       3

      Statements of Operations of First Industrial Securities, L.P. for the Three Months
      Ended September 30, 1999 and September 30, 1998........................................       4

      Statements of Cash Flows of First Industrial Securities, L.P. for the Nine Months
      Ended September 30, 1999 and September 30, 1998.........................................      5

      Notes to Financial Statements...........................................................    6-9

      Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................................  10-14

      Item 3. Quantitative and Qualitative Disclosures About Market Risk......................     15


PART II:   OTHER INFORMATION

      Item 1.  Legal Proceedings...............................................................    16
      Item 2.  Changes in Securities...........................................................    16
      Item 3.  Defaults Upon Senior Securities.................................................    16
      Item 4.  Submission of Matters to a Vote of Security Holders.............................    16
      Item 5.  Other Information...............................................................    16
      Item 6.  Exhibits and Reports on Form 8-K................................................    16


SIGNATURE......................................................................................    17

EXHIBIT INDEX..................................................................................    18

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                       FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                       September 30,        December 31,
                                                                           1999                 1998
                                                                     ----------------    -----------------
                                     ASSETS
Assets:
   Investment in Real Estate:
      Land....................................................          $    11,828         $     11,580
      Buildings and Improvements..............................               71,830               69,020
      Construction in Progress................................                3,458                   --
      Less:  Accumulated Depreciation.........................               (8,721)              (7,163)
                                                                     ----------------    -----------------
           Net Investment in Real Estate...................                  78,395               73,437
                                                                     ----------------    -----------------
   Cash and Cash Equivalents..................................                  522                1,391
   Restricted Cash............................................                   71                  410
   Tenant Accounts Receivable, Net............................                  294                   38
   Deferred Rent Receivable...................................                  808                1,104
   Prepaid Expenses and Other Assets, Net.....................                  795                1,069
                                                                     ----------------    -----------------
               Total Assets...................................          $    80,885         $     77,449
                                                                     ================    =================

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts Payable and Accrued Expenses......................          $     1,717         $        794
   Rents Received in Advance and Security Deposits............                  750                  528
                                                                     ----------------    -----------------
                Total Liabilities.............................                2,467                1,322
                                                                     ----------------    -----------------
        Commitments and Contingencies.........................                   --                   --

        Partners' Capital:
            General Partner and Preferred Limited Partner.....               41,621               41,266
            Limited Partner...................................               36,797               34,861
                                                                     ----------------    -----------------
                   Total Partners' Capital....................               78,418               76,127
                                                                     ----------------    -----------------
                   Total Liabilities and Partners' Capital....          $    80,885         $     77,449
                                                                    =================    =================




    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                       Nine                     Nine
                                                                   Months Ended             Months Ended
                                                                September 30, 1999       September 30, 1998
                                                                ------------------       ------------------
Revenues:
   Rental Income..............................................   $     6,021               $    7,091
   Tenant Recoveries and Other Income.........................         1,990                    2,202
                                                                 -----------               ----------
             Total Revenues...................................         8,011                    9,293
                                                                 -----------               ----------
Expenses:
   Real Estate Taxes..........................................         1,809                    1,686
   Repairs and Maintenance....................................           225                      233
   Property Management........................................           266                      311
   Utilities..................................................           102                       84
   Insurance..................................................            18                       24
   Other......................................................            46                       97
   Depreciation and Amortization..............................         1,455                    1,413
                                                                 -----------               ----------
              Total Expenses..................................         3,921                    3,848
                                                                 -----------               ----------
Income from Operations........................................         4,090                    5,445
   Gain on Sale of Real Estate...............................            926                       --
                                                                 -----------               ----------
              Net Income......................................   $     5,016               $    5,445
                                                                 ===========               ==========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                      Three                    Three
                                                                  Months Ended             Months Ended
                                                               September 30, 1999       September 30, 1998
                                                               --------------------     ------------------
Revenues:
   Rental Income..............................................     $   1,883               $   2,344
   Tenant Recoveries and Other Income.........................           649                     710
                                                                   ---------               ---------
             Total Revenues...................................         2,532                   3,054
                                                                   ---------               ---------
Expenses:
   Real Estate Taxes..........................................           662                     539
   Repairs and Maintenance....................................            26                      60
   Property Management........................................            96                     111
   Utilities..................................................            23                      32
   Insurance..................................................             2                       8
   Other......................................................           ---                      71
   Depreciation and Amortization..............................           560                     482
                                                                   ---------               ---------
      Total Expenses..........................................         1,369                   1,303
                                                                   ---------               ---------

Income from Operations........................................         1,163                   1,751
   Gain on Sale of Real Estate................................           926                      --
                                                                   ---------               ---------
              Net Income......................................     $   2,089                $  1,751
                                                                   =========               =========


    The accompanying notes are an integral part of the financial statements.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                      Nine                   Nine
                                                                  Months Ended           Months Ended
                                                               September 30, 1999     September 30, 1998
                                                               ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.................................................  $      5,016           $     5,445
   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
      Depreciation and Amortization...........................         1,455                 1,413
      Provision for Bad Debts.................................          ---                    50
      Gain on Sale of Real Estate.............................          (926)                  ---
      Increase in Restricted Cash.............................            (7)                  ---
      Increase in Tenant Accounts  Receivable.................          (254)                  (36)
      Increase in  Deferred Rent Receivable...................            (2)                 (214)
      Increase in Prepaid Expenses and Other Assets, Net......           (41)                 (382)
      Increase in Accounts Payable and Accrued Expenses and
        Rents Received in Advance and Security Deposits..........        572                    89
                                                                --------------------    -----------------
           Net Cash Provided by Operating Activities.........          5,813                 6,365
                                                                --------------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and Additions to Investment in Real Estate
      and Closing Costs of Sale of Investment in Real Estate          (3,980)                 (882)
   Proceeds from Sale of Investment in Real Estate..........           8,800                   ---

   Decrease in Restricted Cash..............................             346                   ---
                                                                --------------------  -----------------
                                                                --------------------  -----------------
      Net Cash Provided by (Used in) Investing Activities              5,166                  (882)
                                                                --------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions................................................     (12,640)               (4,990)
   Contributions................................................         792                   ---
                                                                --------------------  -----------------
                                                                --------------------  -----------------
          Net Cash Used In Financing Activities ..............       (11,848)               (4,990)
                                                                --------------------  -----------------

Net(Decrease) Increase in Cash and Cash Equivalents...........          (869)                 493
Cash and Cash Equivalents, Beginning of Period................         1,391                  458
                                                                ====================  =================
Cash and Cash Equivalents, End of Period......................  $        522           $      951
                                                                ====================  =================



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

         In the opinion of management, all adjustments consist of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations and its cash flows for the nine months and three months ended September 30, 1999 and 1998.

Tenant Accounts Receivable, Net:

         The Company provides an allowance for doubtful accounts against the portion of tenant accounts receivable which is estimated to be uncollectible. Tenant accounts receivable in the balance sheets are shown net of an allowance for doubtful accounts of $100 as of September 30, 1999 and December 31, 1998.

3.       RELATED PARTY TRANSACTIONS

         The 21 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $266 and $311 for the nine months ended September 30, 1999 and 1998, respectively.


4.       SALE OF REAL ESTATE

         During the nine months ended September 30, 1999, the Company sold one industrial property comprising approximately .3 million square feet of gross leasable area ("GLA"). Gross proceeds from the sale were approximately $8,800. The gain on sale of real estate was approximately $926. In accordance with the guarantee and payment agreement of the Company dated November 17, 1995, the Company replaced the sold industrial property with three industrial properties comprising .1 million square feet of GLA with a net book value of $9,123 (see
Note 6).

                       FIRST INDUSTRIAL SECURITIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


4.       SALE OF REAL ESTATE, CONTINUED

         The following table discloses the results of operations for the nine months ending September 30, 1999 and 1998 if the sale of the one industrial property comprising .3 million square feet of GLA and the contribution of three industrial properties comprising .1 million square feet of GLA had occurred on January 1, 1998. The proforma statements are not necessarily indicative of what the Company's results of operations would have been for the nine months ended September 30, 1999 and 1998, nor do they purport to present the future results of operations of the Company.

                                                       PROFORMA
                                                       --------
                                               Nine                 Nine
                                           Months Ended         Months Ended
                                        September 30, 1999    September 30, 1998
                                        -------------------   ------------------
Total Revenues......................       $   8,039             $    9,213
Property Expenses...................          (2,389)                (2,306)
Depreciation and Amortization.......          (1,459)                (1,437)
                                           ---------             ----------
Income from Operations..............       $   4,191             $    5,470
                                           =========             ==========




         At September 30, 1999, the Company had one industrial property held for sale comprising .1 million square feet of GLA. Net income (defined as total property revenues less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, and depreciation and amortization) of the property held for sale for the nine months ended September 30, 1999 and 1998 is approximately
$.1 million and $.2 million, respectively. Net carrying value of the industrial property held for sale at September 30, 1999 is approximately $2.4 million. The Company plans to substitute one or more properties in the place of this property if the sale occurs. There can be no assurance that such property held for sale will be sold.

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

         On July 23, 1999, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $400.

         On August 19, 1999, the limited partner contributed three industrial properties comprising .1 million square feet of GLA with a net book value of $9,123 to the Company (see Note 4).

         On August 20, 1999, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $8,300.

                       FIRST INDUSTRIAL SECURITIES, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

6.       PARTNERS' CAPITAL, CONTINUED

         On September 20, 1999, the Company received a general partner contribution from Securities Corporation in the aggregate amount of $92.

         On September 23, 1999, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

7.       SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

         The following table discloses the non-cash operating, investing and financing activities that resulted from the contribution of the three industrial properties compromising .1 million square feet of GLA from the limited partner.

                                                                                      Nine
                                                                                  Months Ended
                                                                               September 30, 1999
                                                                               ------------------
       Land......................................................               $     1,472
       Building..................................................                     8,844
       Accumulated Depreciation..................................                    (1,140)
       Deferred Rent Receivable..................................                        18
       Tenant Accounts Receivable................................                         2
       Accounts Payable and Accrued Expenses.....................                       (73)
       Limited Partnership Contribution..........................                    (9,123)
                                                                               ------------------
                                                                                $       --
                                                                               ==================

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

RESULTS OF OPERATIONS

         At September 30, 1999, the Company owned 21 properties with approximately 2.0 million square feet of gross leasable area ("GLA") compared to 19 properties with approximately 2.2 million square feet of GLA at September 30, 1998. During the period October 1, 1998 through September 30, 1999, the Company sold one industrial property comprising .3 million square feet of GLA. During this same time period, the limited partner contributed three industrial properties compromising .1 million square feet of GLA.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues decreased by approximately $1.3 million, or 13.8%, due primarily to the decrease of rental income and recovery income from one of the Company's properties that is under redevelopment.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged.

         Depreciation and amortization remained relatively unchanged.

         The $.9 million gain on sale of property for the nine months ended September 30, 1999 resulted from the sale of one industrial property. Gross proceeds from this sale were approximately $8.8 million.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Total revenues decreased by approximately $.5 million, or 17.1%, due primarily to decrease of rental income and recovery income from one of the Company's properties that is under redevelopment.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged.

         Depreciation and amortization remained relatively unchanged.

         The $.9 million gain on sale of property for the three months ended September 30, 1999 resulted from the sale of one industrial property. Gross proceeds from this sale were approximately $8.8 million.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net cash provided by operating activities of approximately $5.8 million for the nine months ended September 30, 1999 was primarily comprised of net income of approximately $5.0 million, adjustments for non-cash items of approximately $.5 million and the net change in operating assets and liabilities of approximately $.3 million. The adjustments for non-cash items of $.5 million are comprised of depreciation and amortization of approximately $1.4 million, offset by the gain on sale of real estate of approximately $.9 million.

         Net cash provided by investing activities of approximately $5.2 million for the nine months ended September 30, 1999 was primarily comprised of $8.8 million of gross proceeds from the sale of real estate and the reciept of $.3 million from a deferred maintenance escrow established in connection with the issuance of FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock") offset by capital expenditures related to the redevelopment of one of the Company's properties located in Maple Grove, Minnesota ($.9 million) and the development of one of the Company's properties located in Carol Stream, Illinois ($2.1 million) as well as various other capital improvements and closing costs from the sale of investment in real estate($1.0 million).

         Net cash used in financing activities of approximately $11.8 million for the nine months ended September 30, 1999 consisted of preferred limited partner distributions of approximately $2.9 million and general and limited partner distributions totaling approximately $9.7 million offset by general and limited partnership contributions totaling approximately $.8 million.

NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net cash provided by operating activities of approximately $6.4 million for the nine months ended September 30, 1998 was primarily comprised of net income of approximately $5.4 million and adjustments for non-cash items of approximately $1.3 million, offset by the net change in operating assets and liabilities of approximately $.3 million. The adjustments for non-cash items of $1.3 million are comprised of depreciation and amortization of approximately $1.4 million and a provision for bad debts of approximately $.1 million, offset by the effect of straight-lining of rental income of approximately $.2 million.

         Net cash used in investing activities of approximately $.9 million for the nine months ended September 30, 1998 was primarily comprised of capital expenditures related to an expansion of one of the Company's properties located in Auburn Hills, Michigan that was placed in service on February 1, 1998 and various other capital improvements.

         Net cash used in financing activities of approximately $5.0 million for the nine months ended September 30, 1998 consisted of preferred limited partner distributions of approximately $2.9 million and general and limited partner distributions totaling approximately $2.1 million.

SALE OF REAL ESTATE

         During the nine months ended September 30, 1999, the Company sold one industrial property comprising approximately .3 million square feet of GLA. Gross proceeds from the sale were approximately $8.8 million. The gain on sale of real estate was approximately $.9 million. In accordance with the guarantee and payment agreement of the Company dated November 17, 1995, the Company replaced the sold industrial property with three industrial properties compromising .1 million square feet with a net book value of $9.1 million.

         At September 30, 1999, the Company had one industrial property held for sale comprising .1 million square feet of GLA. Net income (defined as total property revenues less property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses, and depreciation and amortization) of the property held for sale for the nine months ended September 30, 1999 and 1998 is approximately $.1 million and $.2 million, respectively. Net carrying value of the industrial property held for sale at September 30, 1999 is approximately $2.4 million. The Company plans to substitute one or more properties in the place of this property if the sale occurs. There can be no assurance that such property held for sale will be sold.

DISTRIBUTIONS/DIVIDENDS

         On January 15, 1999, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $1.0 million.

         On March 29, 1999, the Company distributed $.98 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $.98 million to FR, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

         On June 3, 1999, the Company received a general and limited partnership contribution from Securities Corporation and the Operating Partnership in the aggregate amount of $.7 million.

         On June 22, 1999, the Company distributed $.98 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $.98 million to FR, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

         On July 23, 1999, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the amount of $.4 million.

         On August 19, 1999, the limited partner contributed three industrial properties comprising .1 million square feet of GLA with a net book value of $9.1 million to the Company.

         On August 20, 1999, the Company paid a pro rata general and limited partnership distribution to Securities Corporation and the Operating Partnership, respectively, in the amount of $8.3 million.

         On September 20, 1999, the Company received a general partner contribution from Securities Corporation in the aggregate amount of $.09 million.

         On September 23, 1999, the Company distributed $.98 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $.98 million to FR, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.


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

         The Company has discussed its software applications and internal operational programs with its current information systems' vendor and, based on such discussions, believes that such applications and programs will properly recognize calendar dates beginning in the year 2000. The Company is discussing with its material third-party service providers, such as its banks and telecommunications provider, their Year 2000 compliance and is assessing what effect their possible non-compliance might have on the Company. In addition, the Company is discussing with its material vendors the possibility of any interface difficulties and/or electrical or mechanical problems relating to the year 2000 which may affect properties owned by the Company. The Company has also surveyed substantially all of its tenants to determine the status of their Year 2000 compliance and what effect their possible non-compliance might have on the Company. The Company is currently processing the information obtained from such tenant surveys and remains in discussions with its material vendors and third-party service providers. As of September 30, 1999, tenants representing 65% of annual base rent of the Company have replied. Of the tenant surveys received as of September 30, 1999, all have stated that they are Year 2000 compliant or will be Year 2000 compliant by the end of 1999. The Company is still seeking confirmation of Year 2000 compliance from the tenants who have not responded to the tenant survey. Until such time the Company cannot estimate any potential adverse impact resulting from the failure of tenants, vendors or third-party service providers to address their Year 2000 issues; however, to date, no significant Year 2000-related conditions have been identified.

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

         Based on its current information, the Company believes that the risk posed by any foreseeable Year 2000-related problem with its internal systems and the systems at its properties (including both information and non-information systems) or with its vendors or tenants is minimal. The Company believes that Year 2000-related problems with the Company's software applications and internal operational programs or with the electrical or mechanical systems at its properties are unlikely to cause more than minor disruptions in the Company's operations. The Company believes that the risk posed by Year 2000-related problems at certain of its third-party service providers, such as its banks and telecommunications provider is marginally greater, though, based on its current information, the Company is not aware any such problems would have a material effect on its operations. Any Year 2000 related problems at such third-party service providers could delay the processing of financial transactions and could disrupt the Company's internal and external communications. At this time, the Company has not developed and does not anticipate developing any contingency plans with respect to Year 2000 issues. In addition, the Company has no plans to seek independent verification or review of its assessment of its Year 2000 issues. The Company does intend to complete its assessment of, and to continue to monitor, its Year 2000 issues and will develop contingency plans if, and to the extent, deemed necessary.

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


ITEM 1.   LEGAL PROCEEDINGS
         None.


ITEM 2.   CHANGES IN SECURITIES
         None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.


ITEM 5.   OTHER INFORMATION
         None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


         Exhibit No.       Description

            27*            Financial Data Schedule


                  * Filed herewith

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


                                 FIRST INDUSTRIAL SECURITIES, L.P.,
                                 By: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date: November 1, 1999           By: /s/ Michael J. Havala
                                    --------------------------------------------
                                    Michael J. Havala
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

  EX-27*                   Financial Data Schedule

         * Filed herewith