Form 10-K
period 1999-12-31
FIRST INDUSTRIAL SECURITIES L P
filed 2000-03-15
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to           .
                                     ------------    ----------

                       Commission File Number 33-97014-01


                        FIRST INDUSTRIAL SECURITIES, L.P.
             (Exact name of Registrant as specified in its Charter)

                  DELAWARE                                    36-4036965
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

311 S. WACKER DRIVE, SUITE 4000, CHICAGO, ILLINOIS              60606
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

                        FIRST INDUSTRIAL SECURITIES, L.P.

                                TABLE OF CONTENTS



                                                                          PAGE
                                                                          ----
PART I.

Item 1.  Business........................................................   4
Item 2.  The Properties..................................................   5
Item 3.  Legal Proceedings...............................................   8
Item 4.  Submission of Matters to a Vote of Security Holders.............   8


PART II.

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters...........................................   9
Item 6.  Selected Financial Data.........................................   9
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  10
Item 7a. Quantitative and Qualitative Disclosures About Market Risk......  13
Item 8.  Financial Statements and Supplementary Data.....................  13
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures..........................  13


PART III.

Item 10. Directors and Executive Officers of the Registrant..............  14
Item 11. Executive Compensation..........................................  14
Item 12. Security Ownership of Certain Beneficial Owners
           and Management................................................  14
Item 13. Certain Relationships and Related Transactions..................  14


PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K...................................................  15



SIGNATURES...............................................................  16

        This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial Securities, L.P. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, supply and demand for industrial properties in the Company's current market areas and general accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

GENERAL

        First Industrial Securities, L.P. (the "Company") is a Delaware limited partnership which owns 21 industrial properties (the "Properties"). The Properties consist of eight light industrial properties, three R&D/Flex properties, five bulk warehouse properties, two regional warehouse properties and three manufacturing properties. The markets in which the Properties are located include: Chicago, IL, Minneapolis/St. Paul, MN, Grand Rapids, MI, Detroit, MI, Central Pennsylvania and Milwaukee, WI. The Properties contain an aggregate of approximately 2.0 million square feet of gross leasable area ("GLA") which, as of December 31, 1999, was 99% leased to 39 tenants. At December 31, 1999, the Company had no employees. The Company's executive offices are located at 311 South Wacker Drive, Suite 4000, Chicago, Illinois 60606, and its telephone number is (312) 344-4300.

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

        In connection with the issuance of the Series A Preferred Stock, FR contributed to Securities Corporation the gross proceeds from the issuance of the Series A Preferred Stock in exchange for preferred stock of Securities Corporation, and Securities Corporation contributed such proceeds to the Company in exchange for a preferred limited partnership interest in the Company. The Operating Partnership and First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership") contributed 19 properties to the Company in exchange for limited partnership interests in the Company (the "Contribution"). The Pennsylvania Partnership subsequently distributed its limited partnership interest to the Operating Partnership, which is the Company's limited partner.


THE GUARANTEE AND LIMITED PARTNERSHIP AGREEMENT

        The Company has guaranteed the payment of dividends on, and payments upon liquidation or redemption of, the Series A Preferred Stock under a guarantee (the "Guarantee") contained in a Guarantee and Payment Agreement (the "Guarantee Agreement"). The Guarantee Agreement is administered by American National Bank and Trust Company, as guarantee agent (together with any subagents which it may appoint, the "Guarantee Agent"). The Guarantee Agent may enforce the Guarantee directly against the Company only at the direction of the holders of at least 25% of the outstanding Series A Preferred Stock. No holder of Series A Preferred Stock may seek directly to enforce the Guarantee. The Guarantee and the Guarantee Agreement will terminate upon confirmation to the Company from Fitch IBCA and Standard & Poor's Ratings Group that, immediately following such a termination, the Series A Preferred Stock would be rated at least BBB, whether or not the Series A Preferred Stock is so rated prior to such termination.

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

ITEM 2.  THE PROPERTIES

GENERAL

        At December 31, 1999, the Company owned 21 industrial properties containing approximately 2.0 million square feet of GLA in five states. The properties are generally located in business parks which have convenient access to interstate highways and air transportation. The median age of the properties as of December 31, 1999 was approximately 10 years.

        The Company classifies its properties into five industrial categories:
Light Industrial, R&D/Flex, Bulk Warehouse, Regional Warehouse and Manufacturing. While some properties may have characteristics which fall under more than one property type, the Company has used what it feels is the most dominating characteristic to categorize the property.

        The following table summarizes certain information as of December 31, 1999 with respect to the properties.

                                                        PROPERTY SUMMARY


                       Light Industrial      R&D/ FLEX        Bulk Warehouse    Regional Warehouse     Manufacturing
                     ------------------- -----------------  ------------------  ------------------ --------------------
                             Number of          Number of           Number of           Number of            Number of
Metropolitan Area     GLA    Properties   GLA   Properties   GLA    Properties   GLA    Properties   GLA     Properties
-----------------   -------  ----------  ------ ----------  ------  ----------  ------  ---------- --------  ----------
Chicago, IL          41,780      1       49,730     1       225,000     1        ---       ---       ---        ---
Minneapolis/ St.     51,906      1        ---      ---       ---       ---       ---       ---     532,927       3
Paul, MN
Grand Rapids, MI     80,000      1        ---      ---      384,500     3        ---       ---       ---        ---
Detroit, MI         290,747      4        ---      ---       ---       ---      66,395      1        ---        ---
Central
 Pennsylvania        49,350      1        ---      ---      100,000     1        ---       ---       ---        ---
Milwaukee, WI         ---       ---      93,705     2        ---       ---      39,468      1        ---        ---
                   ---------   -----   ---------  -----    ---------  -----   ---------   -----   ---------    -----
            Total   513,783      8      143,435     3       709,500     5      105,863      2      532,927       3
                   =========   =====   =========  =====    =========  =====   =========   =====   =========    =====


                                                     TOTALS
                            ------------------------------------------------------------
                                                              AVERAGE        GLA AS A %
                                            NUMBER OF       OCCUPANCY AT     OF TOTAL
     METROPOLITAN AREA           GLA       PROPERTIES         12/31/99       PORTFOLIO
-------------------------   -----------   ------------     --------------   ------------
Chicago, IL                    316,510          3               100%             16%
Minneapolis/St. Paul, MN       584,833          4                95%             29%
Grand Rapids, MI               464,500          4               100%             23%
Detroit, MI                    357,142          5               100%             18%
Central Pennsylvania           149,350          2               100%              7%
Milwaukee, WI                  133,173          3               100%              7%
                            -----------   ------------     --------------    -----------
   Total or Average          2,005,508         21                99%            100%
                            ===========   ============     ==============    ===========

DETAIL PROPERTY LISTING

        The following table lists all of the Properties as of December 31, 1999, none of which were subject to mortgage liens as of such date.


                                                                       PROPERTY LISTING

                                                                                             LAND
                                      LOCATION           YEAR BUILT/       BUILDING          AREA                 OCCUPANCY
BUILDING ADDRESS                    (CITY/STATE)          RENOVATED          TYPE           (ACRES)      GLA     AT 12/31/99
-----------------------------   ---------------------    ------------   ----------------    --------   --------  ------------
365 North Avenue                  Carol Stream, IL          1969        Bulk Warehouse       28.65     225,000       100%
2942 MacArthur Boulevard          Northbrook, IL            1979        R&D/Flex              3.12      49,730       100%
3150-3160 MacArthur Boulevard     Northbrook, IL            1978        Light Industrial      2.14      41,780       100%
900 Apollo Road                   Eagan, MN                 1970        Manufacturing        39.00     312,265       100%
7316 Aspen Lane North             Brooklyn Park, MN         1978        Manufacturing         6.63      97,640       100%
6655 Wedgwood Road                Maple Grove, MN           1989        Manufacturing        17.88     123,022        75%
953 Westgate Drive                St. Paul, MN              1991        Light Industrial      3.17      51,906       100%
425 Gordon Industrial Court       Grand Rapids, MI          1990        Bulk Warehouse        8.77     173,875       100%
2851 Prairie Street               Grandville, MI            1989        Bulk Warehouse        5.45     117,251       100%
2945 Walkent Court                Grand Rapids, MI          1993        Bulk Warehouse        4.45      93,374       100%
537 76th Street                   Grand Rapids, MI          1987        Light Industrial      5.26      80,000       100%
2965 Technology Drive             Rochester Hills, MI       1995        Reg. Warehouse        4.92      66,395       100%
4177A Varsity Drive               Ann Arbor, MI             1993        Light Industrial      2.48      11,050       100%
6515 Cobb Drive                   Sterling Heights, MI      1984        Light Industrial      2.91      47,597       100%
1451 Lincoln Avenue               Madison Heights, MI       1967        Light Industrial      3.92      75,000       100%
4400 Purks Drive                  Auburn Hills, MI          1987        Light Industrial     13.04     157,100       100%
7195 Grayson Road                 Harrisburg, PA            1994        Bulk Warehouse        6.02     100,000       100%
5020 Louise Drive                 Mechanicsburg, PA         1995        Light Industrial      5.06      49,350       100%
N25 W23050 Paul Road              Pewaukee, WI              1989        R&D/Flex              4.50      37,765       100%
N25 W23255 Paul Road              Pewaukee, WI              1987        R&D/Flex              4.80      55,940       100%
N27 W23293 Roundry Road           Pewaukee, WI              1989        Reg. Warehouse        3.64      39,468       100%

                                                                                                    -----------   ---------
                                                                        TOTAL                        2,005,508        99%
                                                                                                    ===========   =========

PROPERTY SALES

        During 1999, the Company sold two industrial properties comprising approximately .4 million square feet of GLA. Gross proceeds from these sales totaled approximately $11.8 million. The sold industrial properties have the following characteristics:


         METROPOLITAN AREA               GLA                 PROPERTY TYPE                  SALE DATE
    ----------------------------     -----------      -------------------------    -----------------------
            Chicago, IL                323,425               Manufacturing               August 19, 1999
    Minneapolis / St. Paul, MN          75,939             Regional Warehouse            December 10, 1999
                                     -----------
                                       399,364
                                     ===========

         In accordance with the Guarantee Agreement, the Company replaced the sold industrial properties with four industrial properties comprising approximately .2 million square feet of GLA with a net book value of approximately $10.4 million, which were contributed by the limited partner of the company (the "Replacement Properties"). The Replacement Properties have the following characteristics:


                                                                               OCCUPANCY AT          CONTRIBUTION
         METROPOLITAN AREA              GLA            PROPERTY TYPE             12/31/99                DATE
    ----------------------------     -----------    ---------------------    -----------------    --------------------
           Milwaukee, WI               37,765            R&D / Flex                100%             August 19, 1999
           Milwaukee, WI               55,940            R&D / Flex                100%             August 19, 1999
           Milwaukee, WI               39,468        Regional Warehouse            100%             August 19, 1999
    Minneapolis / St. Paul, MN         51,906         Light Industrial             100%            December 10, 1999
                                     ---------
                                      185,079
                                     =========

TENANT AND LEASE INFORMATION

        Many of the Company's leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 1999, 99% of the GLA of the Properties was leased.

        The following table sets forth, as of December 31, 1999, the annualized December 1999 base rent, and the total GLA leased, by tenants responsible for more than one percent of the aggregate annualized December 1999 base rent.


                                        ANNUALIZED BASE RENT
                                           (IN THOUSANDS)                      GLA
                                    ----------------------------   ----------------------------
TENANT                                  AMOUNT       % OF TOTAL      OCCUPIED       % OF TOTAL
--------------------------------    -------------   ------------   ------------   -------------
Tamor Corp./Plastics, Inc.          $      890          10.2%         312,265           15.6%
Meyercord Company                          863           9.9%         225,000           11.2%
MSX International Engineering              697           8.0%         157,100            7.8%
ITT Corp.                                  505           5.8%          39,468            2.0%
Underwriters Laboratories                  435           5.0%          49,730            2.5%
American Axle & Manufacturing              430           4.9%          66,395            3.3%
General Electric Company                   420           4.8%          55,940            2.8%
Nelson Metal Products Corp.                358           4.1%         117,251            5.8%
Belmont Trading Company                    328           3.8%          41,780            2.1%
Universal Trim, Inc.                       315           3.6%          75,000            3.7%
International Paper Company                285           3.3%          93,374            4.7%
Comtrol Corp.                              253           2.9%          35,434            1.8%
NWS Michigan                               252           2.9%         113,875            5.7%
Transpak, Inc.                             223           2.6%          47,597            2.4%
Espec Corp.                                209           2.4%          60,000            3.0%
ITT Educational Services, Inc.             206           2.4%          21,000            1.0%
Crest Engineering Company                  185           2.1%          40,040            2.0%
Spectrum, Inc.                             173           2.0%          24,693            1.2%
ViTec, Inc.                                156           1.8%          16,385            0.8%
St. Thomas Creations                       150           1.7%          28,350            1.4%
Kent Electronics                           144           1.7%          21,642            1.1%
Blevins, Inc.                              140           1.6%          40,000            2.0%
Spartan Stores, Inc.                       120           1.4%          40,000            2.0%
TERAMed, Inc.                              112           1.3%          15,488            0.8%
Phaidon Press, Inc.                         94           1.1%          24,800            1.2%
                                    -----------      ---------     ----------         --------
TOTAL                               $    7,943          91.3%       1,762,607           87.9%
                                    ===========      =========     ===========        ========

        The following table shows scheduled lease expirations for all leases for the Company's Properties as of December 31, 1999.

                                                                ANNUALIZED       PERCENTAGE OF
                     NUMBER                     PERCENTAGE    BASE RENT UNDER   TOTAL ANNUALIZED
    YEAR OF         OF LEASES       GLA           OF GLA      EXPIRING LEASES      BASE RENT
 EXPIRATION (1)     EXPIRING     EXPIRING (2)    EXPIRING      (IN THOUSANDS)       EXPIRING
----------------   -----------   ------------  ------------  -----------------  --------------
       2000            10          309,811        15.7%         $   855               9.8%
       2001             4          164,801         8.4%             589               6.7%
       2002             5          303,300        15.3%           1,224              14.0%
       2003             5          339,227        17.2%           1,659              18.9%
       2004             9          561,840        28.4%           2,298              26.3%
       2005             2           66,395         3.4%             850               9.7%
       2006             1           21,000         1.1%             206               2.4%
       2007             3          143,951         7.3%             383               4.4%
       2008             1           39,468         2.0%             505               5.8%
 Thereafter             1           24,693         1.2%             173               2.0%
                    --------    ------------    ---------     ------------        ---------
      Total            41        1,974,486         100%         $  8,742              100%
                     ========   ============    =========     ============        =========


(1) Lease expirations as of December 31, assuming tenants do not exercise existing renewal, termination, or purchase options.
(2) Does not include existing vacancies of 31,022 aggregate square feet.

MATERIAL PROPERTIES

         At December 31, 1999, three of the Company's Properties (the "Material Properties") represent ten percent or more of the aggregate book value of the Properties as of December 31, 1999, or ten percent or more of the aggregate annualized rental revenues as of December 31, 1999.

         The following table shows the occupancy rate and average annual base rent per square foot for each of the Material Properties for the periods indicated:



                     6655 WEDGEWOOD ROAD        365 NORTH AVENUE            900 APOLLO ROAD
                       MAPLE GROVE, MN          CAROL STREAM, IL               EAGAN, MN
                   -----------------------   ----------------------     -------------------------
                                AVERAGE                    AVERAGE                     AVERAGE
                                 ANNUAL                    ANNUAL                       ANNUAL
                   OCCUPANCY    BASE RENT    OCCUPANCY    BASE RENT     OCCUPANCY      BASE RENT
    YEAR            RATE (1)   PER SQ. FT.   RATE (1)    PER SQ. FT.     RATE (1)     PER SQ. FT.
1999.............      75%       $7.73        100%         $3.83           100%         $2.85
1998.............     100%        8.60        100%          3.71           100%          2.45
1997.............     100%        8.60        100%          3.58           100%          2.45
1996.............     100%        8.60        100%          3.79           100%          2.45
1995.............     100%        8.60        100%          4.00           100%          2.45
1994.............     100%        7.63        100%          4.00            (4)           (4)
1993.............      (2)         (2)         (3)           (3)            (4)           (4)


--------------------
(1)  As of December 31 of the year indicated.
(2)  The Company acquired this property on September 30, 1994.
     Information for periods prior to January 1, 1994, is not available.
(3)  The Company acquired this property on November 14, 1994.
     Information for periods prior to January 1, 1994, is not available.
(4)  The Company acquired this property on March 10, 1995.
     Information for periods prior to January 1, 1995, is not available.

        The following table sets forth certain information concerning the tenants and leases in the Material Properties as of December 31, 1999.


                                                                            ANNUALIZED     PRIMARY       MAXIMUM
                                                                GLA        BASE RENT AT     LEASE         LEASE
                                         NATURE OF            OCCUPIED       DECEMBER       TERM          TERM
TENANT                                    BUSINESS            (SQ. FT.)      31, 1999    EXPIRATION    EXPIRATION
----------------------------      ------------------------   -----------   ------------  ----------   ------------
6655 WEDGEWOOD ROAD
  Comtrol Corporation ..........  Communications Equipment     35,434        $253,353       2004          2009
Spectrum, Inc.................          Services               24,693        $172,848       2009          2034

  TERAMed, Inc..................     Medical Equipment         15,488        $112,288       2004          2004

  ViTec, Inc....................     Insurance Carriers        16,385        $155,658       2004          2009

365 NORTH AVENUE
  Meyercord Company ............     Commercial Printing      225,000   (1)  $862,508       2002          2012

900 APOLLO ROAD
  Tamor Corp./Plastics, Inc. ...      Plastic Products        312,265        $889,955       2004          2029


-----------------------
(1) The tenant has subleased 87,571 sq. ft. of this property to CP&P, Incorporated, which is a fast food paper and plastic supplier.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        None.

ITEM 6. SELECTED FINANCIAL DATA

        The following sets forth selected financial and operating data for the Company and its Predecessor Businesses (hereinafter defined). The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. "Predecessor Businesses" include the historical statements of operations of the Properties from the date of acquisition (or, if the Property was developed, the date placed in service) by the Operating Partnership or the Pennsylvania Partnership for the period January 1, 1995 to December 15, 1995.



                                                                                                                 PREDECESSOR
                                                         FIRST INDUSTRIAL SECURITIES, L.P.                        BUSINESSES
                                      ------------------------------------------------------------------------ ----------------
                                                                                                FOR THE PERIOD  FOR THE PERIOD
                                        FOR THE        FOR THE       FOR THE        FOR THE       AUGUST 14,      JANUARY 1,
                                       YEAR ENDED     YEAR ENDED    YEAR ENDED     YEAR ENDED      1995 TO          1995 TO
                                      DECEMBER 31,   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,     DECEMBER 15,
                                         1999           1998          1997            1996          1995             1995
                                      ------------   ------------  ------------   ------------  -------------- ---------------
                                                                  (IN THOUSANDS, EXCEPT PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
 Total Revenues .....................  $   10,772     $   11,821     $   11,355    $   11,516    $    1,223      $  8,048
 Property Expenses ..................       2,793          3,112          3,311         3,394           269         2,291
 Interest Expense ...................        --             --             --            --            --           2,376
 Gain On Sale of Real Estate ........       1,291           --             --            --            --            --
 Depreciation and Amortization ......       1,930          1,913          1,820         1,766           271         1,261
                                       ----------     ----------     ----------    ----------    ----------      --------
 Net Income .........................  $    7,340     $    6,796     $    6,224    $    6,356    $      683      $  2,120
                                       ==========     ==========     ==========    ==========    ==========      ========
BALANCE SHEET DATA (END OF PERIOD):
 Real Estate, Before Accumulated
  Depreciation ......................  $   87,306     $   80,600     $   79,491    $   76,255    $   75,319
 Real Estate, After
  Accumulated Depreciation ..........      78,335         73,437         74,106        72,582        73,338
 Total Assets .......................      80,266         77,449         76,822        76,337        75,878
 Total Liabilities ..................       2,642          1,322          1,521         1,440         1,110
 Partners' Capital ..................  $   77,624     $   76,127     $   75,301    $   74,897    $   74,768

OTHER DATA (END OF PERIOD):
 Total Properties ...................          21             19             19            19            19
 Total GLA in sq. ft ................   2,005,508      2,228,099      2,158,099     2,141,099     2,139,459
 Occupancy % ........................          99%            99%            99%           97%          100%
-------------------------------------------------------------------------------------------------------------------------------


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


RESULTS OF OPERATIONS



COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

        At December 31, 1999, the Company owned 21 industrial properties comprising approximately 2.0 million square feet of gross leasable area ("GLA") compared to 19 industrial properties comprising approximately 2.2 million square feet of GLA at December 31, 1998. During 1999, the Company sold two industrial properties comprising approximately .4 million square feet of GLA. During this same period, the limited partner of the Company contributed four industrial properties comprising approximately .2 million square feet of GLA.

        Total revenues decreased by approximately $1.0 million, or 8.9%, due primarily to the decrease in rental income and recovery income from one of the Company's properties that is under redevelopment.

        Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $.3 million or 10.3% due primarily to one of the properties that is under redevelopment.

        Depreciation and amortization remained relatively unchanged.

        The $1.3 million gain on sale of properties for the year ended December 31, 1999 resulted from the sale of two industrial properties. Gross proceeds from these sales were approximately $11.8 million.


COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

        At December 31, 1998 and 1997, the Company owned 19 industrial properties comprising approximately 2.2 million square feet of GLA.

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

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1999 and 1998, the Company had no outstanding indebtedness.

YEAR ENDED DECEMBER 31, 1999

        Net cash provided by operating activities of approximately $7.6 million for the year ended December 31, 1999 was primarily comprised of net income of approximately $7.3 million and adjustments for non-cash items of approximately $.7 million, offset by the net change in operating assets and liabilities of approximately $.4 million. The adjustments for non-cash items of approximately $.7 million is comprised of depreciation and amortization of approximately $1.9 million and the effect of straight-lining of rental income of approximately $.1 million, offset by the gain on sales of real estate of approximately $1.3 million.

        Net cash provided by investing activities of approximately $7.2 million for the year ended December 31, 1999 was primarily comprised of approximately $11.6 million of net proceeds from the sale of real estate and the receipt of approximately $.3 million from a deferred maintenance escrow established in connection with the issuance of FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), offset by capital expenditures related to the redevelopment of one of the Company's properties located in Maple Grove, Minnesota (approximately $1.8 million) and the development of one of the Company's properties located in Carol Stream, Illinois (approximately $2.3 million) as well as various other capital improvements (approximately $.6 million).

        Net cash used in financing activities of approximately $16.2 million for the year ended December 31, 1999 consisted of preferred limited partner distributions totaling approximately $3.9 million and general and limited partner distributions totaling approximately $13.1 million offset by general and limited partnership cash contributions totaling approximately $.8 million.

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

        Net cash used in financing activities of approximately $5.8 million for the year ended December 31, 1997 consisted of preferred limited partner distributions of approximately $3.9 million and general and limited partner distributions totaling approximately $2.3 million, offset by a general and limited partner cash contribution from Securities Corporation and the Operating Partnership, respectively, in the amount of approximately $.4 million.

SEGMENT REPORTING

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment.

SALES OF REAL ESTATE

        During the year ended December 31, 1999, the Company sold two industrial properties comprising approximately .4 million square feet of GLA. Gross proceeds from the sale were approximately $11.8 million. The gain on sale of real estate was approximately $1.3 million. In accordance with the guarantee and payment agreement of the Company dated November 17, 1995, the Company replaced the sold industrial properties with four industrial properties comprising approximately .2 million square feet with a net book value of $10.4 million. These properties were contributed by the limited partner of the Company.

DISTRIBUTIONS/DIVIDENDS AND CONTRIBUTIONS

        In 1999, the Company distributed $3.9 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid preferred stock dividends of $3.9 million to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock. In 1999, the Company paid general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $13.1 million that were partially offset by general and limited partner cash contributions from the Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $.8 million. In 1999, the limited partner also contributed four industrial properties comprising approximately .2 million square feet of GLA with a net book value of approximately $10.4 million to the Company.

        In 1998, the Company distributed $3.9 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid preferred stock dividends of $3.9 million to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock. In 1998, the Company paid general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $2.1 million.

        In 1997, the Company distributed $3.9 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid preferred stock dividends of $3.9 million to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock. In 1997, the Company paid general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $2.3 million that were partially offset by a general and limited partner capital contribution from Securities Corporation and the Operating Partnership, respectively, in the amount of approximately $.4 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE
                COMPENSATION

         The directors and executive officers of Securities Corporation, the general partner of the Company are as follows:

 Name                       Age           Office
 ----                       ---           ------
 Michael W. Brennan         43            President, Chief Executive Officer
                                            and Director
 Michael J. Havala          40            Chief Financial Officer and Director
 Dr. Ronald E. Muller       60            Independent Director

         The independent director receives an annual director's fee of $10,000. No other director or executive officer of Securities Corporation receives any separate compensation as such.

         The following biographical descriptions set forth certain information with respect to the directors and executive officers of Securities Corporation:

         Michael W. Brennan. Mr. Brennan has been President and Chief Executive Officer and a Director of Securities Corporation since November 1998. Prior to this, Mr. Brennan was the Chief Operating Officer of Securities Corporation since its inception. Mr. Brennan has been President, Chief Executive Officer and a Director of FR since November 1998. From December 1995 to November 1998, Mr. Brennan was the Chief Operating Officer and a Director of FR and from April 1994 to December 1995, he was Senior Vice President, Asset Management of FR. Between 1988 and 1994, he was a partner of The Shidler Group and the President of the Brennan/Tomasz/Shidler Investment Corporation and was in charge of asset management, leasing, project finance, accounting and treasury functions for The Shidler Group's Chicago operations.

         Michael J. Havala. Mr. Havala has been Chief Financial Officer and a Director of Securities Corporation since its inception and has been the Chief Financial Officer of FR since April 1994. Between 1989 and 1994 he was Chief Financial Officer for The Shidler Group's Midwest region with responsibility for accounting, finance and treasury functions.

         Dr. Ronald E. Muller. Dr. Muller has been a Director of Securities Corporation since May 1999. Since 1990, he has been Chairman, Chief Executive Officer and a managing partner of REM Capital Corporation, an international financial advisory, merchant banking and insurance advisory group, having held the same positions for its predecessor company, DSL Capital Corporation, from 1985 to 1990. From 1979 to 1985, Dr. Muller served as Chief Executive Officer of the Center for International Technical Cooperation, a provider of integrated financial, technical and managerial advisory services to U.S. and emerging market companies and governmental organizations.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Securities Corporation owns a 1% general partner interest and the preferred limited partner interest in the Company. The Operating Partnership owns a 99% limited partner interest in the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's Properties are managed by the Operating Partnership pursuant to a property management agreement. Management fees incurred are based on 3.25% of gross receipts. These fees totaled approximately $.4 million for the year ended December 31, 1999.

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


                               FIRST INDUSTRIAL SECURITIES, L.P.
                               BY: FIRST INDUSTRIAL SECURITIES CORPORATION,
                                   ITS SOLE GENERAL PARTNER


Date: March  10, 2000              By: /s/ Michael W. Brennan
                                       -------------------------------------
                                       Michael W. Brennan
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: March  10, 2000              By: /s/ Michael J. Havala
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


Signature                            Title                                  Date
---------                            -----                                  ----

/s/ Michael W. Brennan
-------------------------------      President, Chief Executive Officer     March  10, 2000
Michael W. Brennan                   and Director


/s/ Michael J. Havala
--------------------------------     Chief Financial Officer and Director   March  10, 2000
      Michael J. Havala


/s/ Ronald E. Muller
--------------------------------
      Ronald E. Muller               Director                               March  10, 2000

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

          *     Filed herewith.

                        FIRST INDUSTRIAL SECURITIES, L.P.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




                                                                         PAGE
                                                                         ----
         FINANCIAL STATEMENTS

            Report of Independent Accountants........................    F-2

            Balance Sheets of First Industrial Securities, L.P.
            (the "Company") as of December 31, 1999 and 1998 ........    F-3

            Statements of Operations of the Company for the Years
            Ended December 31, 1999, 1998 and 1997 ..................    F-4

            Statements of Changes in Partners' Capital of the
            Company for the Years Ended December 31, 1999, 1998
            and 1997 ................................................    F-5

            Statements of Cash Flows of the Company for the Years
            Ended December 31, 1999, 1998 and 1997 ..................    F-6

            Notes to Financial  Statements ..........................    F-7

         FINANCIAL STATEMENT SCHEDULE

            Report of Independent Accountants........................    S-1

            Schedule III:  Real Estate and Accumulated Depreciation..    S-2

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
   First Industrial Securities, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial Securities, L.P. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









                                         PricewaterhouseCoopers LLP




Chicago, Illinois
February 14, 2000

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                December 31,    December 31,
                                                                   1999             1998
                                                                -----------     ------------
                                     ASSETS
Assets:
 Investment in Real Estate:
   Land............................................              $ 11,642          $ 11,580
   Buildings and Improvements......................                70,680            69,020
   Construction in Progress .......................                 4,984              --
   Less: Accumulated Depreciation..................                (8,971)           (7,163)
                                                                 --------          --------
         Net Investment in Real Estate.............                78,335            73,437
   Cash and Cash Equivalents.......................                    63             1,391
   Restricted Cash ................................                    64               410
   Tenant Accounts Receivable, Net.................                   210                38
   Deferred Rent Receivable .......................                   761             1,104
   Prepaid Expenses and Other Assets, Net..........                   833             1,069
                                                                 --------          --------
         Total Assets .............................              $ 80,266          $ 77,449
                                                                 ========          ========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts Payable and Accrued Expenses............              $  1,998          $    794
  Rents Received in Advance and Security Deposits..                   644               528
                                                                 --------          --------
         Total Liabilities  .......................                 2,642             1,322
                                                                 --------          --------

Commitments and Contingencies......................                  --                --

Partners' Capital:
  General Partner and Preferred Limited Partner....                41,612            41,266
  Limited Partner..................................                36,012            34,861
                                                                 --------          --------
         Total Partners' Capital ..................                77,624            76,127
                                                                 --------          --------
         Total Liabilities and Partners' Capital ..              $ 80,266          $ 77,449
                                                                 ========          ========






    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                            For the Year    For the Year    For the Year
                                               Ended          Ended            Ended
                                            December 31,    December 31,    December 31,
                                               1999            1998             1997
                                            ------------    ------------    ------------
Revenues:
  Rental Income ............................  $ 8,291         $ 9,057         $ 8,544
  Tenant Recoveries and Other Income .......    2,481           2,764           2,811
                                              -------         -------         -------
        Total Revenues .....................   10,772          11,821          11,355
                                              -------         -------         -------

Expenses:
  Real Estate Taxes ........................    1,979           2,149           2,213
  Repairs and Maintenance ..................      248             304             444
  Property Management ......................      364             407             380
  Utilities ................................      130             107             158
  Insurance ................................       22              32              32
  Other ....................................       50             113              84
  Depreciation and Other Amortization.......    1,930           1,913           1,820
                                              -------         -------         -------
        Total Expenses .....................    4,723           5,025           5,131
                                              -------         -------         -------

Income from Operations .....................    6,049           6,796           6,224
Gain on Sales of Real Estate ...............    1,291            --              --
                                              -------         -------         -------

Net Income .................................  $ 7,340         $ 6,796         $ 6,224
                                              =======         =======         =======


    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                           General
                                                                         Partner and
                                                        Limited        Preferred Limited
                                       Total            Partner            Partner
                                      -------         -----------      -----------------

Balance at December 31, 1996......   $ 74,897          $ 33,643          $ 41,254
  Contributions ..................        400               396                 4
  Distributions ..................     (6,220)           (2,277)           (3,943)
  Net Income .....................      6,224             2,281             3,943
                                     --------          --------          --------
Balance at December 31, 1997......   $ 75,301          $ 34,043          $ 41,258
  Distributions ..................     (5,970)           (2,029)           (3,941)
  Net Income .....................      6,796             2,847             3,949
                                     --------          --------          --------
Balance at December 31, 1998......   $ 76,127          $ 34,861          $ 41,266
  Contributions ..................     11,127            10,684               443
  Distributions ..................    (16,970)          (12,919)           (4,051)
  Net Income .....................      7,340             3,386             3,954
                                     --------          --------          --------
Balance at December 31, 1999 .....   $ 77,624          $ 36,012          $ 41,612
                                     ========          ========          ========




    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              For the Year   For the Year   For the Year
                                                                                 Ended          Ended          Ended
                                                                              December 31,   December 31,   December 31,
                                                                                  1999          1998            1997
                                                                              ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ..........................................................           $  7,340      $  6,796        $  6,224

Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
     Depreciation and Amortization ..................................              1,930         1,913           1,820
     Provision for Bad Debts ........................................                 (8)           50            --
     Gain on Sales of Real Estate ...................................             (1,291)         --              --
     Decrease (Increase) in Deferred Rent Receivable ................                 52            (2)           (385)
     (Increase) Decrease in Tenant Accounts Receivable ..............               (185)           11             469
     Increase in Prepaid Expenses and Other Assets ..................               (115)         (558)           (123)
     Decrease in Restricted Cash ....................................               --               1            --
     (Decrease) Increase in Accounts Payable and Accrued
       Expenses and Rents Received in Advance and Security
       Deposits .....................................................                (93)          246            (368)
                                                                                --------      --------        --------
         Net Cash Provided by Operating Activities ..................              7,630         8,457           7,637
                                                                                --------      --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to Investment in Real Estate
       and Construction in Progress .................................             (4,718)       (1,554)         (2,787)
     Net Proceeds from the Sale of Investment in Real Estate ........             11,580          --              --
     Decrease in Restricted Cash ....................................                346          --              --
                                                                                --------      --------        --------
     Net Cash Provided By (Used In) Investing Activities ............              7,208        (1,554)         (2,787)
                                                                                --------      --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions ..................................................            (16,970)       (5,970)         (6,220)
     Contributions ..................................................                804          --               400
                                                                                --------      --------        --------
         Net Cash Used In Financing Activities ......................            (16,166)       (5,970)         (5,820)
                                                                                --------      --------        --------
Net (Decrease) Increase in Cash and Cash Equivalents ................             (1,328)          933            (970)
Cash and Cash Equivalents, Beginning of Period ......................              1,391           458           1,428
                                                                                --------      --------        --------
Cash and Cash Equivalents, End of Period ............................           $     63      $  1,391        $    458
                                                                                ========      ========        ========





   The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


2.      FORMATION TRANSACTIONS, CONTINUED

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

        On July 31, 1998, a governmental entity condemned two parcels of land. The Company received gross proceeds of approximately $108 as consideration for these parcels of land. The gain is reflected in total revenues.

        During 1999, the Company sold two industrial properties comprising approximately 400,000 square feet (unaudited) of GLA. Gross proceeds from the sale were approximately $11,800. In accordance with the Guarantee Agreement (hereinafter defined), the Company replaced the sold industrial properties with four industrial properties comprising approximately 185,000 square feet (unaudited) of GLA with a net book value of approximately $10,387, which were contributed by the limited partner of the Company.

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

        Under the terms of the Guarantee Agreement, the Company was required to deposit approximately $414 into a restricted cash escrow account with the guarantee agent (the "Restricted Escrow"). These funds were set aside to pay for certain repair and maintenance items of the contributed properties. The balance of the Restricted Escrow at December 31, 1999 and 1998 is $64 and $410, respectively, and is included in restricted cash.

                        FIRST INDUSTRIAL SECURITIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1999 and 1998, and the reported amounts of revenues and expenses for the years ended December 31, 1999, 1998 and 1997. Actual results could differ from those estimates.

SEGMENT REPORTING

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Management views the Company as a single segment.

REVENUE RECOGNITION

        Rental income is recognized on a straight-line method under which contractual rent increases are recognized evenly over the lease term. Tenant recovery income includes payments from tenants for taxes, insurance and other property operating expenses and are recognized as revenues in the period the related expenses are incurred by the Company.

        The Company evaluates and, if applicable, provides for an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the balance sheets is shown net of an allowance for doubtful accounts of $92 and $100 as of December 31, 1999 and 1998, respectively.

GENERAL AND ADMINISTRATIVE

        Expenses incurred related to the operations of the properties are reflected in property management expense, therefore, there is no allocation of FR's general and administrative expense.

INVESTMENT IN REAL ESTATE AND DEPRECIATION

        Real estate assets are carried at cost. The Company reviews its properties on a quarterly basis for impairment and provides an allowance if impairments are determined. First, to determine if impairment may exist, the Company reviews its properties and identifies those which have had either an event of change or event of circumstance warranting further assessment of recoverability. Then, the Company estimates the fair value of those properties on an individual basis by capitalizing the expected net operating income. Such amounts are then compared to the property's depreciated cost to determine whether an impairment exists. For properties management considers held for sale, the Company ceases depreciating the properties and values the properties at the lower of depreciated cost or fair value.

        Real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                              Years
                                                              -----
          Buildings and Improvements......................    38 to 40
          Land Improvements...............................    15

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

4.      RELATED PARTY TRANSACTIONS

        The 21 industrial properties owned by the Company are managed by the Operating Partnership, of which FR is the sole general partner. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $364, $407 and $380 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, there were no accrued management fees due to the Operating Partnership.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

5.      SALES OF REAL ESTATE

        During the year ended December 31, 1999, the Company sold two industrial properties comprising approximately 400,000 square feet (unaudited) of GLA. Gross proceeds from the sale were approximately $11,800. The gain on sale of real estate was approximately $1,291. In accordance with the Guarantee Agreement, the Company replaced the sold industrial properties with four industrial properties comprising approximately 185,000 square feet (unaudited) of GLA with a net book value of approximately $10,387 (see Note 6 and 8).

        The following table discloses the results of operations for the years ended December 31, 1999 and 1998 as if the sales of the two industrial properties comprising approximately 400,000 square feet (unaudited) of GLA and the contribution of the four industrial properties comprising approximately 185,000 square feet (unaudited) of GLA had occurred on January 1, 1998. The pro forma statements are not necessarily indicative of what the Company's results of operations would have been for the years ended December 31, 1999 and 1998, nor do they purport to present the future results of operations of the Company.



                                                   PRO FORMA
                                                   ---------
                                      Year Ended               Year Ended
                                   December 31, 1999       December 31, 1998
                                   -----------------       -----------------
Total Revenues...................      $ 10,742                 $ 11,725
Property Expenses................        (2,654)                  (2,916)
Depreciation and Amortization....        (1,980)                  (1,888)
                                       --------                 --------
Income from Operations...........      $  6,108                 $  6,921
                                       ========                 ========

6.      PARTNERS' CAPITAL

        During 1999, the Company distributed $3,920 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $3,920 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

        During 1999, the Company paid general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $13,050 that were partially offset by general and limited partner cash contributions from Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $804.

        During 1999, the limited partner contributed four industrial properties comprising approximately 185,000 square feet (unaudited) of GLA with a net book value of $10,387 to the Company.

        During 1998, the Company distributed $3,920 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $3,920 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

        During 1998, the Company paid general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $2,050.

        During 1997, the Company distributed $3,920 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $3,920 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

        During 1997, the Company paid general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $2,300.

        During 1997, the Company received a pro rata general and limited partner cash contribution from Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $400.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


7.      FUTURE RENTAL REVENUES

        The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 1999 are approximately as follows:


                  2000                     $    8,604
                  2001                          7,921
                  2002                          6,931
                  2003                          5,531
                  2004                          2,923
                  Thereafter                    4,335
                                           ----------
                        Total              $   36,245
                                           ==========

        Three of the Company's properties represent ten percent or more of the aggregate book value of the assets as of December 31, 1999, or ten percent or more of the Company's aggregate rental revenues as of December 31, 1999.

8.      SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

        The following table discloses the non-cash operating, investing and financing activities that resulted from the contribution of four industrial properties comprising approximately 185,000 square feet (unaudited) of GLA from the limited partner.

                                                               Year Ended
                                                            December 31, 1999
                                                            -----------------
       Land..........................................          $  1,665
       Building......................................            10,025
       Accumulated Depreciation......................            (1,303)
       Deferred Rent Receivable......................                40
       Tenant Accounts Receivable....................               (21)
       Other Assets, Net.............................                17
       Accounts Payable and Accrued Expenses.........              (100)
       Limited Partner Contribution..................           (10,323)
                                                               --------
                                                               $  ---
                                                               ========


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

         One property has a lease granting the tenant the option to purchase the property. Such option is exercisable prior to January 31, 2007 at a fixed purchased price which is in excess of the property's depreciated cost. The Company has no notice of any exercise of any tenant purchase option.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




10.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                             FIRST INDUSTRIAL SECURITIES, L.P.
                                                               YEAR ENDED DECEMBER 31, 1999
                                      --------------------------------------------------------------------------------

                                       FIRST QUARTER      SECOND QUARTER        THIRD QUARTER       FOURTH QUARTER
                                      ----------------    ------------------    ----------------    ------------------
Revenues.........................     $       2,730       $       2,749         $       2,532       $       2,761
Property Expenses................              (848)               (809)                 (809)               (327)
Depreciation and Amortization....              (473)               (422)                 (560)               (475)
Gain on Sales of Real Estate.....               ---                 ---                   926                 365
                                      ----------------    ------------------    ----------------    ------------------
Net Income.......................     $       1,409       $       1,518         $       2,089       $       2,324
                                      ================    ==================    ================    ==================


                                                             FIRST INDUSTRIAL SECURITIES, L.P.
                                                               YEAR ENDED DECEMBER 31, 1998
                                      --------------------------------------------------------------------------------

                                       FIRST QUARTER      SECOND QUARTER        THIRD QUARTER       FOURTH-QUARTER
                                      ----------------    ------------------    ----------------    ------------------
Revenues ........................     $       3,030       $       3,209         $       3,054       $       2,528
Property Expenses................              (790)               (824)                 (821)               (677)
Depreciation and Amortization....              (462)               (469)                 (482)               (500)
                                      ----------------    ------------------    ----------------    ------------------
Net Income.......................     $       1,778       $       1,916         $       1,751       $       1,351
                                      ================    ==================    ================    ==================

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




                                                      PricewaterhouseCoopers LLP


Chicago, Illinois
February 14, 2000

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                                                     COSTS
                                                                                  CAPITALIZED          GROSS AMOUNT CARRIED
                                                                                 SUBSEQUENT TO    AT CLOSE OF PERIOD(12/31/99)(c)
                                                            INITIAL COST (a)      ACQUISITION     -------------------------------
                                      LOCATION            -------------------         OR                   BUILDING AND
  BUILDING ADDRESS                  (CITY/STATE)           LAND     BUILDINGS     COMPLETION       LAND    IMPROVEMENTS    TOTAL
  ----------------                 ---------------        -------   ---------    -------------    -------  ------------  --------
365 North Avenue                   Carol Stream, IL       $ 1,208   $ 6,961       $    81         $ 1,208    $ 7,042      $ 8,250
2942 MacArthur Boulevard           Northbrook, IL             315     1,803           256             315      2,059        2,374
3150-3160 MacArthur Boulevard      Northbrook, IL             439     2,518           111             439      2,629        3,068
900 Apollo Road                    Eagan, MN                1,029     5,855         1,126           1,029      6,981        8,010
7316 Aspen Lane North              Brooklyn Park, MN          368     2,156           400             368      2,556        2,924
6655 Wedgewood Road                Maple Grove, MN          1,466     8,342           143           1,466      8,485        9,951
953 Westgate Drive                 St. Paul, MN               193     1,181          --               193      1,181        1,374
425 Gordon Industrial Court        Grand Rapids, MI           611     3,747         1,330             644      5,044        5,688
2851 Prairie Street                Grandville, MI             377     2,778           241             445      2,951        3,396
2945 Walkent Court                 Grand Rapids, MI           310     2,074           296             352      2,328        2,680
537 76th Street                    Grand Rapids, MI           255     1,456           330             255      1,786        2,041
2965 Technology Drive              Rochester Hills, MI        964     2,277           111             964      2,388        3,352
4177A Varsity Drive                Ann Arbor, MI               90       536            79              90        615          705
6515 Cobb Drive                    Sterling Heights, MI       305     1,753           177             305      1,930        2,235
1451 Lincoln Avenue                Madison Heights, MI        299     1,703           440             305      2,137        2,442
4400 Purks Drive                   Auburn Hills, MI           602     3,410         2,687             612      6,087        6,699
7195 Grayson                       Harrisburg, PA             478     2,771            80             478      2,851        3,329
5020 Louise Drive                  Mechanisburg, PA           707      --           2,782             716      2,773        3,489
N25 W23050 Paul Road               Pewaukee, WI               475     2,741          --               475      2,741        3,216
N25 W23255 Paul Road               Pewaukee, WI               571     3,278          --               571      3,278        3,849
N27 W23293 Roundry Road            Pewaukee, WI               412     2,838          --               412      2,838        3,250
                                                          -------   -------       -------         -------    -------      -------
                                                          $11,474   $60,178       $10,670         $11,642    $70,680      $82,322(d)
                                                          =======   =======       =======         =======    =======      =======

                                   ACCUMULATED
                                  DEPRECIATION     YEAR BUILT/      DEPRECIABLE
                                   12/31/99        RENOVATED       LIVES (YEARS)
                                  -----------     ----------      -------------
365 North Avenue                  $    924           1969            (b)
2942 MacArthur Boulevard               309           1979            (b)
3150-3160 MacArthur Boulevard          368           1978            (b)
900 Apollo Road                        749           1970            (b)
7316 Aspen Lane North                  291           1978            (b)
6655 Wedgewood Road                  1,032           1989            (b)
953 Westgate Drive                     165           1991            (b)
425 Gordon Industrial Court            682           1990            (b)
2851 Prairie Street                    425           1989            (b)
2945 Walkent Court                     335           1993            (b)
537 76th Street                        240           1987            (b)
2965 Technology Drive                  291           1995            (b)
4177A Varsity Drive                    130           1993            (b)
6515 Cobb Drive                        242           1984            (b)
1451 Lincoln Avenue                    313           1967            (b)
4400 Purks Drive                       504           1987            (b)
7195 Grayson                           361           1994            (b)
5020 Louise Drive                      396           1995            (b)
N25 W23050 Paul Road                   376           1989            (b)
N25 W23255 Paul Road                   450           1987            (b)
N27 W23293 Roundry Road                388           1989            (b)
                                  --------
                                  $  8,971
                                  ========


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

      (b) Depreciation is computed based upon the following estimated lives:

             Buildings and Improvements                          38 to 40 years
             Tenant Improvements and Leasehold Improvements      Life of lease
             Land Improvements                                   15 years

      (c) At December 31, 1999, aggregate cost of land, buildings and improvements for federal income tax purposes was approximately $82.3 million (excluding Construction in Progress).

      (d) Excludes $4,984 of Construction in Progress.

      These properties are owned by the Securities Partnership. The Securities Partnership guarantees the payment of the Series A Cumulative Preferred Stock dividends and amounts upon redemption, liquidation, dissoluton or winding - up.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
                             AS OF DECEMBER 31, 1999
                             (Dollars in thousands)


    The changes in total real estate assets for the years ended December 31, 1999 and 1998 are as follows:


                                              First Industrial Securities, L.P.
                                             -----------------------------------
                                                  1999                  1998
                                             --------------         ------------
Balance, Beginning of Year ................     $ 80,600             $ 79,491
Construction Costs and Improvements .......          982                1,155
Properties Contributed ....................       11,690                 --
Properties Sold ...........................      (10,950)                 (46)
                                                --------             --------
Balance, End of Year ......................     $ 82,322             $ 80,600
                                                ========             ========


    The changes in accumulated depreciation for the years ended December 31, 1999 and 1998 are as follows:


                                              First Industrial Securities, L.P.
                                             -----------------------------------
                                                  1999                  1998
                                             --------------         ------------
Balance, Beginning of Year.................      $ 7,163               $5,385
Properties Contributed.....................        1,303                 --
Properties Sold............................       (1,199)                --
Depreciation for Year......................        1,704                1,778
                                                 -------               ------
Balance, End of Year.......................      $ 8,971               $7,163
                                                 =======               ======