Form 10-Q
period 2000-03-31
FIRST INDUSTRIAL SECURITIES L P
filed 2000-05-15
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             ----------------------

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

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 2000
                                      INDEX

PART I:  FINANCIAL INFORMATION                                             PAGE
                                                                           ----


      Item 1. Financial Statements

      Balance Sheets of First Industrial Securities, L.P. as of
      March 31, 2000 and December 31, 1999................................. 2

      Statements of Operations of First Industrial Securities, L.P.
      for the Three Months Ended March 31, 2000 and March 31, 1999......... 3

      Statements of Cash Flows of First Industrial Securities, L.P.
      for the Three Months Ended March 31, 2000 and March 31, 1999......... 4

      Notes to Financial Statements........................................ 5

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ....................... 6-8

      Item 3. Quantitative and Qualitative Disclosures About Market Risk... 8


PART II: OTHER INFORMATION

      Item 1. Legal Proceedings............................................ 9
      Item 2. Changes in Securities........................................ 9
      Item 3. Defaults Upon Senior Securities.............................. 9
      Item 4. Submission of Matters to a Vote of Security Holders.......... 9
      Item 5. Other Information............................................ 9
      Item 6. Exhibits and Reports on Form 8-K............................. 9


SIGNATURE.................................................................. 10

EXHIBIT INDEX.............................................................. 11

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                   March 31,  December 31,
                                                     2000         1999
                                                  ----------  ------------
                                     ASSETS
Assets:
 Investment in Real Estate:
   Land........................................... $ 11,642    $ 11,642
   Buildings and Improvements ....................   70,680      70,680
   Construction in Progress.......................    5,139       4,984
   Less: Accumulated Depreciation.................   (9,446)     (8,971)
                                                   --------    --------
         Net Investment in Real Estate............   78,015      78,335
 Cash and Cash Equivalents........................      301          63
 Restricted Cash..................................       65          64
 Tenant Accounts Receivable, Net..................      386         210
 Deferred Rent Receivable.........................      769         761
 Prepaid Expenses and Other Assets, Net...........      764         833
                                                   --------    --------
         Total Assets............................. $ 80,300    $ 80,266
                                                   ========    ========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
 Accounts Payable and Accrued Expenses............ $  2,465    $  1,998
 Rents Received in Advance and Security Deposits..      658         644
                                                   --------    --------
         Total Liabilities........................    3,123       2,642
                                                   --------    --------
Commitments and Contingencies.....................     ---         ---

Partners' Capital:
 General Partner and Preferred Limited Partner....   41,608      41,612
 Limited Partner..................................   35,569      36,012
                                                   --------    --------
         Total Partners' Capital..................   77,177      77,624
                                                   --------    --------
         Total Liabilities and Partners' Capital.. $ 80,300    $ 80,266
                                                   ========    ========











    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                    Three            Three
                                                 Months Ended     Months Ended
                                                March 31, 2000   March 31, 1999
                                               ---------------- ----------------

Revenues:
  Rental Income.................................  $   2,211        $  2,058
  Tenant Recoveries and Other Income............        772             672
                                                  ---------        --------
       Total Revenues...........................      2,983           2,730
                                                  ---------        --------

Expenses:
   Real Estate Taxes............................        585             580
   Repairs and Maintenance......................         80             110
   Property Management..........................         95              86
   Utilities....................................         29              46
   Insurance....................................          4               8
   Other........................................         25              18
   Depreciation and Amortization................        532             473
                                                  ---------        --------
       Total Expenses...........................      1,350           1,321
                                                  ---------        --------


Net Income......................................  $   1,633        $  1,409
                                                  =========        ========












    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Three             Three
                                                              Months Ended      Months Ended
                                                             March 31, 2000    March 31, 1999
                                                             --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income.................................................    $ 1,633          $ 1,409
 Adjustments to Reconcile Net Income to Net Cash Provided
 By Operating Activities:
  Depreciation and Amortization.............................        532              473
  Increase in Tenant Accounts  Receivable...................       (176)             (27)
  Increase in  Deferred Rent Receivable.....................         (8)             (61)
  Decrease in Prepaid Expenses and Other Assets, Net........         12              238

  Increase in Accounts Payable and Accrued Expenses and
   Rents Received in Advance and Security Deposits..........        511               77
  Increase in Restricted Cash...............................         (1)             ---
                                                                -------          -------
     Net Cash Provided by Operating Activities..............      2,503            2,109
                                                                -------          -------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Investment in Real Estate and
   Construction in Progress.................................       (185)            (813)
                                                                -------          -------
     Net Cash Used In Investing Activities..................       (185)            (813)
                                                                -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions.............................................     (2,080)          (1,980)
                                                                -------          -------
     Net Cash Used In Financing Activities .................     (2,080)          (1,980)
                                                                -------          -------

Net Increase (Decrease)  in Cash and Cash Equivalents.......        238             (684)
Cash and Cash Equivalents, Beginning of Period..............         63            1,391
                                                                -------          -------
Cash and Cash Equivalents, End of Period....................    $   301          $   707
                                                                =======          =======









    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   ORGANIZATION

     First Industrial Securities, L.P. (the "Company") is a Delaware limited partnership formed on August 14, 1995, the 1% general partner of which is First Industrial Securities Corporation ("Securities Corporation"), a wholly-owned subsidiary of First Industrial Realty Trust, Inc. ("FR"), and the 99% limited partner of which is First Industrial, L.P. (the "Operating Partnership"), of which FR is the sole general partner. Securities Corporation also owns a preferred limited partnership interest in the Company.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited interim financial statements have been prepared in accordance with the accounting policies described in the financial statements and related notes included in the Company's 1999 Form 10-K and should be read in conjunction with such financial statements and related notes. The following notes to these interim financial statements highlight significant changes to the notes included in the December 31, 1999 audited financial statements included in the Company's 1999 Form 10-K and present interim disclosures as required by the Securities and Exchange Commission.

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for each of the three months ended March 31, 2000 and 1999.

3.   RELATED PARTY TRANSACTIONS

     The 21 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $95 and $86 for the three months ended March 31, 2000 and 1999, respectively.


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

5.   PARTNERS' CAPITAL

     During the three months ended March 31, 2000, the Company paid pro rata general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $1,100.

     During the three months ended March 31, 2000, the Company distributed $980 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $980 to FR, the amount equal to the aggregate dividend payable on FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

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

     The Company is a Delaware limited partnership formed on August 14, 1995, the 1% general partner of which is First Industrial Securities Corporation ("Securities Corporation"), a wholly-owned subsidiary of First Industrial Realty Trust, Inc. ("FR"), and the 99% limited partner of which is First Industrial, L.P. (the "Operating Partnership"), of which FR is the sole general partner. Securities Corporation also owns a preferred limited partnership interest in the Company.

RESULTS OF OPERATIONS

     At March 31, 2000, the Company owned 21 properties with approximately 2.0 million square feet of gross leasable area ("GLA") compared to 19 properties comprising approximately 2.2 million square feet of GLA at March 31, 1999. During the period April 1, 1999 through March 31, 2000, the Company sold two properties comprising approximately .4 million square feet of GLA. During the same period, the limited partner of the Company contributed four properties comprising approximately .2 million square feet of GLA.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

     Total revenues increased by approximately $.3 million, or 9.3%, due primarily to an increase in occupancy. Average occupancy for the three months ended March 31, 2000 and 1999 was 96.8% and 94.1%, respectively.

     Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses remained relatively unchanged.

     Depreciation and amortization increased by approximately $.1 million or 12.5%, due primarily to tenant improvements incurred subsequent to December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MARCH 31, 2000

     Net cash provided by operating activities of approximately $2.5 million for the three months ended March 31, 2000 was primarily comprised of net income of approximately $1.6 million, adjustments for non-cash items of approximately $.5 million and the net change in operating assets and liabilities of approximately $.4 million. The adjustments for non-cash items of approximately $.5 million are primarily comprised of depreciation and amortization.

     Net cash used in investing activities of approximately $.2 million for the three months ended March 31, 2000 was primarily comprised of construction expenditures related to the redevelopment and development of two of the Company's properties.

     Net cash used in financing activities of approximately $2.1 million for the three months ended March 31, 2000 consisted of a preferred limited partner distribution of approximately $1.0 million and general and limited partner distributions totaling, in the aggregate, approximately $1.1 million.

THREE MONTHS ENDED MARCH 31, 1999

     Net cash provided by operating activities of approximately $2.1 million for the three months ended March 31, 1999 was primarily comprised of net income of approximately $1.4 million and adjustments for non-cash items of approximately $.4 million, and the net change in operating assets and liabilities of approximately $.3 million. The adjustments for non-cash items of approximately $.4 million are comprised of depreciation and amortization of approximately $.5 million, offset by the effect of straight-lining of rental income of approximately $.1 million.

     Net cash used in investing activities of approximately $.8 million for the three months ended March 31, 1999 was primarily comprised of capital expenditures related to the redevelopment of one of the Company's properties located in Maple Grove, Minnesota (approximately $.2 million) and the development of one of the Company's properties located in Carol Stream, Illinois (approximately $.2 million) as well as various other capital improvements (approximately $.4 million).

     Net cash used in financing activities of approximately $2.0 million for the three months ended March 31, 1999 consisted of a preferred limited partner distribution of approximately $1.0 million and a general and limited partner distribution of approximately $1.0 million.


DISTRIBUTIONS/DIVIDENDS

     During the three months ended March 31, 2000, the Company paid pro rata general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of $1.1 million.

     During the three months ended March 31, 2000, the Company distributed $1.0 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $1.0 million to FR, the amount equal to the aggregate dividend payable on FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock").

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.


ITEM 5.   OTHER INFORMATION
         Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit No.     Description
      -----------     -----------

         27*          Financial Data Schedule


                  * Filed herewith

      No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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


                                FIRST INDUSTRIAL SECURITIES, L.P.,
                                BY: FIRST INDUSTRIAL SECURITIES CORPORATION, ITS SOLE GENERAL PARTNER


Date: May 11, 2000            By:  /s/ Michael J. Havala
                                   --------------------------------------------
                                   Michael J. Havala
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

   27*                Financial Data Schedule

         * Filed herewith