Form 10-Q
period 2000-06-30
FIRST INDUSTRIAL SECURITIES L P
filed 2000-08-14
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                             ----------------------

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

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000
                                      INDEX


PART I:   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
      Item 1.   Financial Statements

      Balance Sheets of First Industrial Securities, L.P. as of June 30,
       2000 and December 31, 1999.........................................  2

      Statements  of Operations of First  Industrial  Securities,  L.P.
      for the Six Months Ended June 30, 2000 and June 30, 1999............  3

      Statements of Operations of First Industrial  Securities,  L.P. for
      the Three Months Ended June 30, 2000 and June 30, 1999..............  4

      Statements  of Cash Flows of First  Industrial  Securities,  L.P.
      for the Six Months Ended June 30, 2000 and June 30, 1999............  5

      Notes to Financial
                Statements................................................  6

      Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................  7-9

      Item 3. Quantitative and Qualitative Disclosures About Market Risk..  9


PART II:   OTHER INFORMATION

      Item 1. Legal Proceedings...........................................  10
      Item 2. Changes in Securities.......................................  10
      Item 3. Defaults Upon Senior Securities.............................  10
      Item 4. Submission of Matters to a Vote of Security Holders.........  10
      Item 5. Other Information...........................................  10
      Item 6. Exhibits and Reports on Form 8-K............................  10


SIGNATURE.................................................................  11

EXHIBIT INDEX.............................................................  12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            June 30,   December 31,
                                                             2000         1999
                                                            --------   ----------
                             ASSETS
Assets:
   Investment in Real Estate:
      Land................................................  $11,642     $11,642
      Buildings and Improvements..........................   70,921      70,680
      Construction in Progress............................    5,112       4,984
      Less:  Accumulated Depreciation.....................   (9,926)     (8,971)
                                                            --------    --------
              Net Investment in Real Estate...............   77,749      78,335

   Cash and Cash Equivalents..............................      276          63
   Restricted Cash........................................       65          64
   Tenant Accounts Receivable, Net........................      471         210
   Deferred Rent Receivable...............................      825         761
   Prepaid Expenses and Other Assets, Net.................      803         833
                                                            --------    --------
               Total Assets...............................  $80,189     $80,266
                                                            ========    ========

                LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts Payable and Accrued Expenses..................  $ 2,400      $1,998
   Rents Received in Advance and Security Deposits........      607         644
                                                            --------    --------
                Total Liabilities.........................    3,007       2,642
                                                            --------    --------

Commitments and Contingencies.............................    ---         ---

Partners' Capital:
    General Partner and Preferred Limited Partner.........   41,608      41,612
    Limited Partner.......................................   35,574      36,012
                                                            --------    --------
                Total Partners' Capital...................   77,182      77,624
                                                            --------    --------
                Total Liabilities and Partners' Capital...  $80,189     $80,266
                                                            ========    ========



    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Six                       Six
                                                     Months Ended             Months Ended
                                                    June 30, 2000             June 30, 1999
                                                 ---------------------    ----------------------
Revenues:
   Rental Income...............................  $           4,514        $         4,138
   Tenant Recoveries and Other Income..........              1,377                  1,341
                                                 ---------------------    ----------------------
             Total Revenues....................              5,891                  5,479
                                                 ---------------------    ----------------------

Expenses:
   Real Estate Taxes...........................              1,054                  1,147
   Repairs and Maintenance.....................                157                    199
   Property Management.........................                188                    170
   Utilities...................................                 62                     79
   Insurance...................................                  8                     16
   Other.......................................                 34                     46
   Depreciation and Amortization...............              1,070                    895
                                                 ---------------------    ----------------------
              Total Expenses...................              2,573                  2,552
                                                 ---------------------    ----------------------


Net Income.....................................  $           3,318        $         2,927
                                                 =====================    ======================








    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Three               Three
                                                                    Months Ended        Months Ended
                                                                   June 30, 2000       June 30, 1999
                                                                  -----------------   -----------------

Revenues:
   Rental Income................................................  $         2,303     $         2,080
   Tenant Recoveries and Other Income...........................              605                 669
                                                                  -----------------   -----------------
             Total Revenues.....................................            2,908               2,749
                                                                  -----------------   -----------------

Expenses:
   Real Estate Taxes............................................              469                 567
   Repairs and Maintenance......................................               77                  89
   Property Management..........................................               93                  84
   Utilities....................................................               33                  33
   Insurance....................................................                4                   8
   Other........................................................                9                  28
   Depreciation and Amortization................................              538                 422
                                                                  -----------------   -----------------
              Total Expenses....................................            1,223               1,231
                                                                  -----------------   -----------------

Net Income......................................................  $         1,685     $         1,518
                                                                  =================   =================




    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          Six                     Six
                                                                     Months Ended             Months Ended
                                                                     June 30, 2000           June 30, 1999
                                                                  -------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income...................................................   $          3,318       $          2,927
   Adjustments to Reconcile Net Income to Net Cash Provided
   by Operating Activities:
      Depreciation and Amortization.............................              1,070                    895
      Increase in Tenant Accounts  Receivable, Net..............               (261)                  (464)
      Increase in  Deferred Rent Receivable.....................                (64)                   (70)
      (Increase)Decrease in Prepaid Expenses and Other Assets,
        Net....................................................                 (85)                   519
      Increase in Accounts Payable and Accrued Expenses and Rents
        Received in Advance and Security Deposits...............                621                    336
      Increase in Restricted Cash...............................                 (1)                   ---
                                                                  -------------------    ---------------------
          Net Cash Provided by Operating Activities.............              4,598                  4,143
                                                                  -------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Investment in Real Estate and Construction in
   Progress.....................................................               (625)                (2,298)
                                                                  -------------------    ---------------------
          Net Cash Used In Investing Activities.................               (625)                (2,298)
                                                                  -------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions..............................................             (3,760)                (2,960)
      Contributions..............................................                ---                    700
                                                                  -------------------    ---------------------
                                                                  -------------------    ---------------------
          Net Cash Used In Financing Activities ................             (3,760)                (2,260)
                                                                  -------------------    ---------------------

Net Increase (Decrease) in Cash and Cash Equivalents............                213                   (415)
Cash and Cash Equivalents, Beginning of Period..................                 63                  1,391
                                                                  -------------------    ---------------------
Cash and Cash Equivalents, End of Period........................   $            276       $            976
                                                                  ===================    =====================






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

         In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of June 30, 2000 and December 31,1999, and the reported amounts of revenues and expenses for each of the six months and three months ended June 30, 2000 and 1999. Actual results could differ from those estimates.

         In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of June 30, 2000 and the results of its operations and its cash flows for each of the six months and three months ended June 30, 2000 and 1999.

3.       RELATED PARTY TRANSACTIONS

         The 21 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled approximately $188 and $170 for the six months ended June 30, 2000 and 1999, respectively.

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

5.       PARTNERS' CAPITAL

         During the six months ended June 30, 2000, the Company paid pro rata general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $1,800.

         During the six months ended June 30, 2000, the Company distributed approximately $1,960 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of approximately $1,960 to FR, the amount equal to the aggregate dividend payable on FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

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

RESULTS OF OPERATIONS

         At June 30, 2000, the Company owned 21 properties with approximately
2.0 million square feet of gross leasable area ("GLA") compared to 19 properties comprising approximately 2.2 million square feet of GLA at June 30, 1999. During the period July 1, 1999 through June 30, 2000, the Company sold two properties comprising approximately .4 million square feet of GLA. During the same period, the limited partner of the Company contributed four properties comprising approximately .2 million square feet of GLA.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

         Total revenues increased by approximately $.4 million, or 7.5%, due primarily to an increase in occupancy. Average occupancy for the six months ended June 30, 2000 and 1999 was 97.0% and 94.9%, respectively.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $.2 million or 9.3%, due primarily to a decrease in real estate taxes, repairs and maintenance and utilities expense, offset by an increase in property management expense. The decreases in real estate tax expense and utilities expense is attributable to a property that is under redevelopment. The decrease in repairs and maintenance is attributed to roof repairs and other repairs incurred during the six months ended June 30, 1999. The increase in property management expense is due to an increase in total revenues as discussed above.

         Depreciation and amortization increased by approximately $.2 million or 19.6%, due primarily to tenant improvements incurred subsequent to December 31, 1998.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED
JUNE 30, 1999

         Total revenues increased by approximately $.2 million, or 5.8%, due primarily to an increase in occupancy. Average occupancy for the three months ended June 30, 2000 and 1999 was 97.2% and 95.0%, respectively.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $.1 million or 15.3%, due primarily to a decrease in real estate taxes and repairs and maintenance, offset by an increase in property management expense. The decrease in real estate tax expense is attributable to a property that is under redevelopment. The decrease in repairs and maintenance is attributed to roof repairs incurred during the three months ended June 30, 1999. The increase in property management expense is due to an increase in total revenues as discussed above.

         Depreciation and amortization increased by approximately $.1 million or 27.5%, due primarily to tenant improvements incurred subsequent to March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED JUNE 30, 2000

         Net cash provided by operating activities of approximately $4.6 million for the six months ended June 30, 2000 was primarily comprised of net income of approximately $3.3 million, adjustments for non-cash items of approximately $1.0 million and the net change in operating assets and liabilities of approximately $.3 million. The adjustments for non-cash items of approximately $1.0 million are primarily comprised of depreciation and amortization of approximately $1.1 million, offset by the effect of the straight-lining of rental income of approximately $.1 million.

         Net cash used in investing activities of approximately $.6 million for the six months ended June 30, 2000 was primarily comprised of construction expenditures related to the redevelopment of one of the Company's properties located in Maple Grove, Minnesota ($.4 million) as well as various other capital improvements ($.2 million).

         Net cash used in financing activities of approximately $3.8 million for the six months ended June 30, 2000 consisted of preferred limited partner distributions totaling, in the aggregate, approximately $2.0 million and general and limited partner distributions totaling, in the aggregate, approximately $1.8 million.

SIX MONTHS ENDED JUNE 30, 1999

         Net cash provided by operating activities of approximately $4.1 million for the six months ended June 30, 1999 was primarily comprised of net income of approximately $2.9 million and adjustments for non-cash items of approximately $.8 million and the net change in operating assets and liabilities of approximately $.4 million. The adjustments for non-cash items of approximately $.8 million are comprised of depreciation and amortization of approximately $.9 million, offset by the effect of the straight-lining of rental income of approximately $.1 million.

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

         Net cash used in financing activities of approximately $2.3 million for the six months ended June 30, 1999 consisted of preferred limited partner distributions totaling, in the aggregate, approximately $2.0 million and general and limited partner distributions totaling, in the aggregate, approximately $1.0 million offset by general and limited partnership contributions totaling, in the aggregate, approximately $.7 million.

DISTRIBUTIONS/DIVIDENDS

         During the six months ended June 30, 2000, the Company paid pro rata general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $1.8 million.

         During the six months ended June 30, 2000, the Company distributed approximately $2.0 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid preferred stock dividends of approximately $2.0 million to FR, the amount equal to the aggregate dividend payable on FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock").

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


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.


ITEM 5.   OTHER INFORMATION
         Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No.       Description
         -----------       -----------

             27*           Financial Data Schedule


                 * Filed herewith

         No reports on Form 8-K were filed during the quarter ended
         June 30, 2000.

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


                               FIRST INDUSTRIAL SECURITIES, L.P.,
                               BY:   FIRST INDUSTRIAL SECURITIES
                                     CORPORATION, ITS SOLE GENERAL PARTNER


Date: August 10, 2000          By:   /s/ Michael J. Havala
                                  ------------------------------------------
                                  Michael J. Havala
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
   27*            Financial Data Schedule

         * Filed herewith