Form 10-Q
period 2000-09-30
FIRST INDUSTRIAL SECURITIES L P
filed 2000-11-14
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
                                      INDEX


PART I:   FINANCIAL INFORMATION                                                             PAGE
                                                                                            ----
      Item 1. Financial Statements

      Balance Sheets of First Industrial Securities, L.P. as of September 30,
      2000 and December 31, 1999............................................................ 2

      Statements of Operations of First Industrial Securities, L.P. for the Nine
      Months Ended September 30, 2000 and September 30, 1999................................ 3

      Statements of Operations of First Industrial Securities, L.P. for the
      Three Months Ended September 30, 2000 and September 30, 1999.......................... 4

      Statements of Cash Flows of First Industrial Securities, L.P. for the Nine Months
      Ended September 30, 2000 and September 30, 1999....................................... 5

      Notes to Financial Statements......................................................... 6-7

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of
      Operations............................................................................ 8-11

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.................... 11


PART II: OTHER INFORMATION

      Item 1. Legal  Proceedings............................................................ 12

      Item 2. Changes in Securities......................................................... 12

      Item 3. Defaults Upon Senior Securities............................................... 12

      Item 4. Submission of Matters to a Vote of Security Holders........................... 12

      Item 5. Other Information............................................................. 12

      Item 6.  Exhibits and Reports on Form 8-K............................................. 12


SIGNATURE................................................................................... 13

EXHIBIT INDEX............................................................................... 14

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                September 30,     December 31,
                                                                                     2000            1999
                                                                                -------------     ------------
                                     ASSETS

Assets:
  Investment in Real Estate:
      Land ..................................................................     $  9,943         $ 11,642
      Buildings and Improvements ............................................       58,882           70,680
      Construction in Progress ..............................................        5,176            4,984
      Less:  Accumulated Depreciation .......................................       (8,477)          (8,971)
                                                                                  --------         --------
              Net Investment in Real Estate .................................       65,524           78,335

   Real Estate Held For Sale, Net of Accumulated Depreciation
      and Amortization of $1,904 ............................................       11,994               --
   Cash and Cash Equivalents ................................................          542               63
   Restricted Cash ..........................................................           66               64
   Tenant Accounts Receivable, Net ..........................................          329              210
   Deferred Rent Receivable .................................................          889              761
   Prepaid Expenses and Other Assets, Net ...................................          864              833
                                                                                  --------         --------
              Total Assets ..................................................     $ 80,208         $ 80,266
                                                                                  ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts Payable and Accrued Expenses ....................................     $  1,661         $  1,998
   Rents Received in Advance and Security Deposits ..........................          639              644
                                                                                  --------         --------
                Total Liabilities ...........................................        2,300            2,642
                                                                                  --------         --------

Commitments and Contingencies ...............................................           --               --

Partners' Capital:
    General Partner and Preferred Limited Partner ...........................       41,615           41,612
    Limited Partner .........................................................       36,293           36,012
                                                                                  --------         --------
                Total Partners' Capital .....................................       77,908           77,624
                                                                                  --------         --------
                Total Liabilities and Partners' Capital .....................     $ 80,208         $ 80,266
                                                                                  ========         ========


    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           Nine                       Nine
                                                       Months Ended               Months Ended
                                                    September 30, 2000         September 30, 1999
                                                    ------------------         ------------------
Revenues:
  Rental Income .............................            $6,931                      $6,021
  Tenant Recoveries and Other Income ........             1,887                       1,990
                                                         ------                      ------
       Total Revenues .......................             8,818                       8,011
                                                         ------                      ------

Expenses:
  Real Estate Taxes .........................             1,625                       1,809
  Repairs and Maintenance ...................               205                         225
  Property Management .......................               285                         266
  Utilities .................................                79                         102
  Insurance .................................                21                          18
  Other .....................................                50                          46
  Depreciation and Amortization .............             1,529                       1,455
                                                         ------                      ------
       Total Expenses .......................             3,794                       3,921
                                                         ------                      ------

  Income from Operations ....................             5,024                       4,090
       Gain on Sale of Real Estate ..........               ---                         926
                                                         ------                      ------

  Net Income ................................            $5,024                      $5,016
                                                         ======                      ======




    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                    Three                    Three
                                                  Months Ended             Months Ended
                                               September 30, 2000       September 30, 1999
                                               ------------------      ---------------------
Revenues:
  Rental Income .............................   $2,417                      $1,883
  Tenant Recoveries and Other Income ........      510                         649
                                                ------                      ------
       Total Revenues .......................    2,927                       2,532
                                                ------                      ------

Expenses:
  Real Estate Taxes .........................      571                         662
  Repairs and Maintenance ...................       48                          26
  Property Management .......................       97                          96
  Utilities .................................       17                          23
  Insurance .................................       13                           2
  Other .....................................       16                          --
  Depreciation and Amortization .............      459                         560
                                                ------                      ------
       Total Expenses .......................    1,221                       1,369
                                                ------                      ------

Income from Operations ......................    1,706                       1,163
       Gain on Sale of Real Estate ..........       --                         926
                                                ------                      ------

Net Income ..................................   $1,706                      $2,089
                                                ======                      ======


    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                            Nine                  Nine
                                                                         Months Ended          Months Ended
                                                                      September 30, 2000    September 30, 1999
                                                                      ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ...........................................................   $  5,024              $  5,016
  Adjustments to Reconcile Net Income to Net Cash Provided
    by Operating Activities:
  Depreciation and Amortization ........................................      1,529                 1,455
  Gain on Sale of Real Estate ..........................................         --                  (926)
  Increase in Tenant Accounts  Receivable, Net .........................       (119)                 (254)
  Increase in  Deferred Rent Receivable ................................       (128)                   (2)
  Increase in Prepaid Expenses and Other Assets, Net ...................       (242)                  (41)
  (Decrease) Increase in Accounts Payable and Accrued Expenses
    and Rents Received in Advance and Security Deposits ................       (105)                  572
  Increase in Restricted Cash ..........................................         (2)                   (7)
                                                                           --------              --------
       Net Cash Provided by Operating Activities .......................      5,957                 5,813
                                                                           --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Investment in Real Estate and Construction in Progress ....       (738)               (3,980)
Proceeds from Sale of Investment in Real Estate ........................         --                 8,800
Decrease in Restricted Cash ............................................         --                   346
                                                                           --------              --------
       Net Cash (Used in) Provided by Investing Activities .............       (738)                5,166
                                                                           --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions ......................................................     (4,740)              (12,640)
    Contributions ......................................................         --                   792
                                                                           --------              --------
       Net Cash Used In Financing Activities ...........................     (4,740)              (11,848)
                                                                           --------              --------

Net Increase (Decrease) in Cash and Cash Equivalents ...................        479                  (869)
Cash and Cash Equivalents, Beginning of Period .........................         63                 1,391
                                                                           --------              --------
Cash and Cash Equivalents, End of Period ...............................   $    542              $    522
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

     In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of September 30, 2000 and December 31,1999, and the reported amounts of revenues and expenses for each of the nine months and three months ended September 30, 2000 and 1999. Actual results could differ from those estimates.

     In the opinion of management, all adjustments consist of normal recurring adjustments necessary for a fair statement of the financial position of the Company as of September 30, 2000 and the results of its operations and its cash flows for each of the nine months and three months ended September 30, 2000 and 1999.

3.   RELATED PARTY TRANSACTIONS

     The 21 properties owned by the Company are managed by the Operating Partnership. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled approximately $285 and $266 for the nine months ended September 30, 2000 and 1999, respectively.

4.   REAL ESTATE HELD FOR SALE

     At September 30, 2000, the Company has four properties comprising approximately .5 million square feet of GLA held for sale. The Company plans to substitute properties in place of these properties if the sales occur. There can be no assurance that such properties held for sale will be sold.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

4.   REAL ESTATE HELD FOR SALE, CONTINUED

     The following table discloses certain information regarding the four properties held for sale by the Company.

                                   NINE MONTHS ENDED        THREE MONTHS ENDED
                                     SEPTEMBER 30,            SEPTEMBER 30,
                                   -----------------        ------------------
                                     2000      1999          2000       1999
                                   -------   -------        ------    --------
Total Revenues                     $1,432    $1,351         $ 470       $ 436
Operating Expenses                   (333)     (298)         (114)        (86)

Depreciation and Amortization        (177)     (264)           --         (88)
                                   ------    ------         -----       -----
Income from Operations             $  922    $  789         $ 356       $ 262
                                   ======    ======         =====       =====


5.   COMMITMENTS AND CONTINGENCIES

     In the normal course of business, the Company is involved in legal actions arising from the ownership of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the financial position, operations or liquidity of the Company.

6.   PARTNERS' CAPITAL

     During the nine months ended September 30, 2000, the Company paid pro rata general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $1,800.

     During the nine months ended September 30, 2000, the Company distributed approximately $2,940 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of approximately $2,940 to FR, the amount equal to the aggregate dividend payable on FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock.

7.   SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

     The following table discloses the non-cash operating, investing and financing activities that resulted from the contribution of the three industrial properties comprising approximately .1 million square feet of GLA from the limited partner during the nine months ended September 30, 1999.


                                                      Nine
                                                  Months Ended
                                               September 30, 1999
                                               ------------------
Land ........................................     $ 1,472
Building ....................................       8,844
Accumulated Depreciation ....................      (1,140)
Deferred Rent Receivable ....................          18
Tenant Accounts Receivable ..................           2
Accounts Payable and Accrued Expenses .......         (73)
Limited Partner Contribution ................      (9,123)
                                                  -------
                                                  $  --
                                                  =======

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

RESULTS OF OPERATIONS

         At September 30, 2000 and September 30, 1999, the Company owned 21 properties with approximately 2.0 million square feet of gross leasable area ("GLA"). During the period January 1, 1999 through September 30, 1999, the Company sold one industrial property comprising approximately .3 million square feet of GLA. During this same time period, the Operating Partnership contributed three industrial properties comprising approximately .1 million square feet of GLA. During the period October 1, 1999 through December 31, 1999, the Company sold one industrial property comprising approximately .1 million square feet of GLA. During this same time period, the Operating Partnership contributed one industrial property comprising approximately .1 million square feet of GLA. No sales or additions occurred during the nine months ended September 30, 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues increased by approximately $.8 million, or 10.1%, due primarily to an increase in occupancy, offset by a decrease in recoverable income due to a decrease in property expenses as discussed below. Average occupancy for the nine months ended September 30, 2000 and 1999 was 97.1% and 94.4%, respectively.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $.2 million or 8.2%, due primarily to a decrease in real estate taxes. The decrease in real estate tax expense is attributable to a property that is under redevelopment and lower real estate taxes associated with the four properties contributed by the Operating Partnership during 1999 as compared to the two properties sold during 1999.

         Depreciation and amortization increased by approximately $.1 million due to depreciation and amortization related to the four properties contributed by the Operating Partnership during 1999, offset by the depreciation and amortization related to the two properties sold during 1999 and the Company ceasing depreciation and amortization on properties it considers held for sale.

         The $.9 million gain on sale of property for the nine months ended September 30, 1999 resulted from the sale of one industrial property. Gross proceeds from this sale were approximately $8.8 million.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Total revenues increased by approximately $.4 million, or 15.6%, due primarily to an increase in occupancy. Average occupancy for the three months ended September 30, 2000 and 1999 was 97.4% and 93.2%, respectively.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $.1 million or 5.8%, due primarily to a decrease in real estate taxes. The decrease in real estate tax expense is attributable to a property that is under redevelopment and lower real estate taxes associated with the four properties contributed by the Operating Partnership during 1999 as compared to the two properties sold during 1999.

         Depreciation and amortization decreased by approximately $.1 million or 18.0%, due primarily to the Company ceasing depreciation and amortization on properties it considers held for sale.

         The $.9 million gain on sale of property for the three months ended September 30, 1999 resulted from the sale of one industrial property. Gross proceeds from this sale were approximately $8.8 million.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net cash provided by operating activities of approximately $6.0 million for the nine months ended September 30, 2000 was primarily comprised of net income of approximately $5.0 million, adjustments for non-cash items of approximately $1.4 million, offset by the net change in operating assets and liabilities of approximately $.4 million. The adjustments for non-cash items of approximately $1.4 million are primarily comprised of depreciation and amortization of approximately $1.5 million, offset by the effect of the straight-lining of rental income of approximately $.1 million.

         Net cash used in investing activities of approximately $.7 million for the nine months ended September 30, 2000 was primarily comprised of construction expenditures related to the redevelopment of one of the Company's properties located in Maple Grove, Minnesota ($.4 million) as well as various other capital improvements ($.3 million).

         Net cash used in financing activities of approximately $4.7 million for the nine months ended September 30, 2000 consisted of preferred limited partner distributions totaling, in the aggregate, approximately $2.9 million and general and limited partner distributions totaling, in the aggregate, approximately $1.8 million.

NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net cash provided by operating activities of approximately $5.8 million for the nine months ended September 30, 1999 was primarily comprised of net income of approximately $5.0 million, adjustments for non-cash items of approximately $.5 million and the net change in operating assets and liabilities of approximately $.3 million. The adjustments for non-cash items of approximately $.5 million are comprised of depreciation and amortization of approximately $1.4 million, offset by the gain on sale of real estate of approximately $.9 million.

         Net cash provided by investing activities of approximately $5.2 million for the nine months ended September 30, 1999 was primarily comprised of $8.8 million of gross proceeds from the sale of real estate and the receipt of $.4 million from a deferred maintenance escrow established in connection with the issuance of FR's 9.5%, $.01 par value, Series A Cumulative Preferred Stock (the "Series A Preferred Stock"), offset by capital expenditures related to the redevelopment of one of the Company's properties located in Maple Grove, Minnesota ($.9 million) and the development of one of the Company's properties located in Carol Stream, Illinois ($2.1 million) as well as various other capital improvements and closing costs from the sale of investment in real estate ($1.0 million).

         Net cash used in financing activities of approximately $11.8 million for the nine months ended September 30, 1999 consisted of preferred limited partner distributions totaling, in the aggregate, approximately $2.9 million and general and limited partner distributions totaling, in the aggregate, approximately $9.7 million, offset by general and limited partnership contributions totaling, in the aggregate, approximately $.8 million.

REAL ESTATE HELD FOR SALE

         At September 30, 2000, the Company had four properties comprising approximately .5 million square feet of GLA held for sale. Income from operations of the four properties held for sale for the nine months ended September 30, 2000 and 1999 is approximately $.9 million and $.8 million, respectively. Income from operations of the four properties held for sale for the three months ended September 30, 2000 and 1999 is approximately $.4 million and $.3 million, respectively. Net carrying value of the four properties held for sale at September 30, 2000 is approximately $12.0 million. The Company plans to substitute properties in place of these properties if the sales occur. There can be no assurance that such properties held for sale will be sold.

DISTRIBUTIONS/DIVIDENDS

         During the nine months ended September 30, 2000, the Company paid pro rata general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $1.8 million.

         During the nine months ended September 30, 2000, the Company distributed approximately $2.9 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid preferred stock dividends of approximately $2.9 million to FR, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.


ITEM 5.   OTHER INFORMATION
         Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit No        Description
         ----------        -----------

            27*            Financial Data Schedule


                  * Filed herewith

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


                                              FIRST INDUSTRIAL SECURITIES, L.P.,
                                              By:  FIRST INDUSTRIAL SECURITIES
                                                   CORPORATION,
                                                   ITS SOLE GENERAL PARTNER


Date: November 13, 2000                       By:  /s/ Michael J. Havala
                                                   -----------------------------
                                                   Michael J. Havala
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                Description

   27*                     Financial Data Schedule

         * Filed herewith