Form 10-K
period 2000-12-31
FIRST INDUSTRIAL SECURITIES L P
filed 2001-03-09
CIK 1000823

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000        OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from                     to                    .
                                      -------------------    -------------------

                       Commission File Number 33-97014-01



                        FIRST INDUSTRIAL SECURITIES, L.P.
             (Exact name of Registrant as specified in its Charter)

          DELAWARE                                                36-4036965
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

                        FIRST INDUSTRIAL SECURITIES, L.P.

                                TABLE OF CONTENTS


                                                                                                          PAGE
                                                                                                          ----
PART I.

Item 1.   Business........................................................................................   4
Item 2.   The Properties..................................................................................   5
Item 3.   Legal Proceedings...............................................................................   9
Item 4.   Submission of Matters to a Vote of Security Holders.............................................   9


PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........................  10
Item 6.   Selected Financial Data.........................................................................  10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........  11
Item 7a.  Quantitative and Qualitative Disclosures About Market Risk......................................  14
Item 8.   Financial Statements and Supplementary Data.....................................................  14
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures...........  14


PART III.

Item 10.  Directors and Executive Officers of the Registrant..............................................  15
Item 11.  Executive Compensation..........................................................................  15
Item 12.  Security Ownership of Certain Beneficial Owners and Management..................................  15
Item 13.  Certain Relationships and Related Transactions..................................................  15


PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  16



SIGNATURES................................................................................................  17

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. First Industrial Securities, L.P. (the "Company") intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company include, but are not limited to, changes in: economic conditions generally and the real estate market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, supply and demand for industrial properties in the Company's current market areas and general accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

GENERAL

          First Industrial Securities, L.P. (the "Company") is a Delaware limited partnership which owns 22 industrial properties (the "Properties"). The Properties consist of eight light industrial properties, five bulk warehouse properties, three R&D/Flex properties, three manufacturing properties and three regional warehouse properties. The markets in which the Properties are located include: Chicago, IL, Minneapolis/St. Paul, MN, Grand Rapids, MI, Detroit, MI, Central Pennsylvania and Milwaukee, WI. The Properties contain an aggregate of approximately 2.1 million square feet of gross leasable area ("GLA") which, as of December 31, 2000, was 99% leased to 39 tenants. At December 31, 2000, the Company had no employees. The Company's executive offices are located at 311 South Wacker Drive, Suite 4000, Chicago, Illinois 60606, and its telephone number is (312) 344-4300.

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


ITEM 2.  THE PROPERTIES

GENERAL

         At December 31, 2000, the Company owned 22 industrial properties containing approximately 2.1 million square feet of GLA in five states. The properties are generally located in business parks which have convenient access to interstate highways and air transportation. The median age of the properties as of December 31, 2000 was approximately 11 years.

         The Company classifies its properties into five industrial categories:
Light Industrial, Bulk Warehouse, R&D/Flex, Manufacturing and Regional Warehouse. While some properties may have characteristics which fall under more than one property type, the Company has used what it feels is the most dominating characteristic to categorize the property.

         The following table summarizes certain information as of December 31, 2000 with respect to the properties.


                                PROPERTY SUMMARY

                         Light Industrial       Bulk Warehouse          R&D/ FLEX          Manufacturing       Regional Warehouse
                       -------------------    -------------------   ------------------  --------------------  -------------------
                                  Number                 Number               Number                Number               Number
                                    of                     of                   of                   of                   of
Metropolitan Area       GLA     Properties     GLA     Properties    GLA    Properties    GLA     Properties    GLA    Properties
-------------------    -------  ----------    -------  ----------   ------  ----------  --------  ----------  -------  ----------
Chicago, IL             41,780      1         225,000       1       49,730      1             --       --      50,000         1
Minneapolis/ St.        51,906      1            --        --         --       --        533,390        3          --        --
Paul, MN
Grand Rapids, MI        80,000      1         384,500       3         --       --             --       --          --        --
Detroit, MI            290,747      4            --        --         --       --             --       --      66,395         1
Central                 49,350      1         100,000       1         --       --             --       --          --        --
Pennsylvania
Milwaukee, WI             --       --            --        --       93,705      2             --       --      39,468         1
                       -------     --         -------      --      -------     --        -------       --     -------        --
Total                  513,783      8         709,500       5      143,435      3        533,390        3     155,863         3
                       =======     ==         =======      ==      =======     ==        =======       ==     =======        ==


                                                               TOTALS
                                 -----------------------------------------------------------------
                                               NUMBER OF    AVERAGE OCCUPANCY       GLA AS A % OF
    METROPOLITAN AREA               GLA       PROPERTIES       AT 12/31/00         TOTAL PORTFOLIO
------------------------         ---------    ----------    -----------------      ---------------
Chicago, IL                        366,510       4                95%                     18%
Minneapolis/St. Paul, MN           585,296       4               100%                     29%
Grand Rapids, MI                   464,500       4               100%                     23%
Detroit, MI                        357,142       5                98%                     17%
Central Pennsylvania               149,350       2               100%                      7%
Milwaukee, WI                      133,173       3               100%                      6%
                                 ---------      --               ---                     ---
   Total or Average              2,055,971      22                99%                    100%
                                 =========      ==               ===                     ===

DETAIL PROPERTY LISTING

        The following table lists all of the Properties as of December 31, 2000, none of which were subject to mortgage liens as of such date.


                                PROPERTY LISTING

                                                                                                  LAND
                                           LOCATION          YEAR BUILT/        BUILDING          AREA                    OCCUPANCY
BUILDING ADDRESS                         (CITY/STATE)         RENOVATED           TYPE           (ACRES)       GLA       AT 12/31/00
---------------------------------    -----------------       -----------     ---------------     ------      --------    -----------
305-307 North Avenue                 Carol Stream, IL           1999         Reg. Warehouse        3.00       50,000          65%
365 North Avenue                     Carol Stream, IL           1969         Bulk Warehouse       25.65       225,000        100%
2942 MacArthur Boulevard             Northbrook, IL             1979         R&D/Flex              3.12       49,730         100%
3150-3160 MacArthur Boulevard        Northbrook, IL             1978         Light                 2.14       41,780         100%
                                                                             Industrial
900 Apollo Road                      Eagan, MN                  1970         Manufacturing        39.00       312,265        100%
7316 Aspen Lane North                Brooklyn Park, MN          1978         Manufacturing         6.63       97,640         100%
 6655 Wedgwood Road                  Maple Grove, MN            1989         Manufacturing        17.88       123,485        100%
953 Westgate Drive                   St. Paul, MN               1991         Light                            51,906         100%
                                                                             Industrial            3.17
425 Gordon Industrial Court          Grand Rapids, MI           1990         Bulk Warehouse        8.77       173,875        100%
2851 Prairie Street                  Grandville, MI             1989         Bulk Warehouse        5.45       117,251        100%
2945 Walkent Court                   Grand Rapids, MI           1993         Bulk Warehouse        4.45       93,374         100%
537 76th Street                      Grand Rapids, MI           1987         Light                 5.26       80,000         100%
                                                                             Industrial
2965 Technology Drive                Rochester Hills, MI        1995         Reg. Warehouse        4.92       66,395         100%
4177A Varsity Drive                  Ann Arbor, MI              1993         Light                 2.48       11,050          50%
                                                                             Industrial
6515 Cobb Drive                      Sterling Heights, MI       1984         Light                 2.91       47,597         100%
                                                                             Industrial
1451 Lincoln Avenue                  Madison Heights, MI        1967         Light                 3.92       75,000         100%
                                                                             Industrial
4400 Purks Drive                     Auburn Hills, MI           1987         Light                13.04       157,100        100%
                                                                             Industrial
7195 Grayson Road                    Harrisburg, PA             1994         Bulk Warehouse        6.02       100,000        100%
5020 Louise Drive                    Mechanicsburg, PA          1995         Light                 5.06        49,350        100%
                                                                             Industrial
N25 W23050 Paul Road                 Pewaukee, WI               1989         R&D/Flex              4.50        37,765        100%
N25 W23255 Paul Road                 Pewaukee, WI               1987         R&D/Flex              4.80        55,940        100%
N27 W23293 Roundry Road              Pewaukee, WI               1989         Reg. Warehouse        3.64        39,468        100%
                                                                                                             ---------       ---
                                                                             TOTAL                           2,055,971        99%
                                                                                                             =========       ===

TENANT AND LEASE INFORMATION

         Many of the Company's leases have an initial term of between three and five years and provide for periodic rental increases that are either fixed or based on changes in the Consumer Price Index. Industrial tenants typically have net or semi-net leases and pay as additional rent their percentage of the property's operating costs, including the costs of common area maintenance, property taxes and insurance. As of December 31, 2000, 99% of the GLA of the Properties was leased.

         The following table sets forth, as of December 31, 2000, the annualized December 2000 base rent, and the total GLA leased, by tenants responsible for more than one percent of the aggregate annualized December 2000 base rent.



                                             ANNUALIZED BASE RENT
                                               (IN THOUSANDS)                    GLA
                                           ----------------------     -------------------------
TENANT                                      AMOUNT     % OF TOTAL     OCCUPIED       % OF TOTAL
-------------------------------------      -------     ----------     --------       ----------
Meyercord Company                          $  891        9.5%          225,000         10.9%
HPI North America                             890        9.5%          312,265         15.2%
MSX International Engineering                 698        7.4%          157,100          7.6%
ITT                                           505        5.4%           39,468          1.9%
Underwriters Laboratories                     449        4.8%           49,730          2.4%
General Electric Company                      434        4.6%           55,940          2.7%
American Axle & Manufacturing                 430        4.6%           66,395          3.2%
G-Press                                       370        3.9%           37,765          1.8%
Universal Trim, Inc.                          353        3.8%           75,000          3.7%
Belmont Trading Company                       336        3.6%           41,780          2.0%
International Paper Company                   297        3.2%           93,374          4.5%
Everest Medical Corp.                         267        2.8%           42,738          2.1%
Comtrol Corp.                                 253        2.7%           35,434          1.7%
NWS Michigan                                  252        2.7%          113,875          5.5%
Transpak, Inc.                                223        2.4%           47,597          2.3%
Espec Corp.                                   209        2.2%           60,000          2.9%
ITT Educational Services, Inc.                206        2.2%           21,000          1.0%
Nelson Metal Products                         183        2.0%           58,625          2.9%
Hadley Products                               183        2.0%           58,625          2.9%
Jays Foods                                    183        2.0%           32,609          1.6%
Spectrum, Inc.                                173        1.8%           24,693          1.2%
Phaidon Press, Inc.                           172        1.8%           44,800          2.2%
TERAMed, Inc.                                 160        1.7%           20,620          1.0%
St. Thomas Creations                          150        1.6%           28,350          1.4%
Kent Electronics                              147        1.6%           21,642          1.1%
Blevins, Inc.                                 140        1.5%           40,000          2.0%
Spartan Stores, Inc.                          126        1.2%           40,000          2.0%
                                           ------       ----         ---------         ----
   Total                                   $8,680       92.5%        1,844,425         89.7%
                                           ======       ====         =========         ====


The following table shows scheduled lease expirations for all leases for the Company's Properties as of December 31, 2000.

                                                                                         PERCENTAGE OF
                      NUMBER                                           ANNUALIZED            TOTAL
                        OF                           PERCENTAGE      BASE RENT UNDER      ANNUALIZED
    YEAR OF           LEASES           GLA             OF GLA        EXPIRING LEASES       BASE RENT
EXPIRATION (1)       EXPIRING      EXPIRING (2)       EXPIRING       (IN THOUSANDS)        EXPIRING
-------------        --------      -----------       ----------      ---------------     -------------
      2001               8            351,015           17.2%         $ 1,115,947             11.9%
      2002               5            278,500           13.7%           1,128,233             12.0%
      2003               6            359,227           17.7%           1,750,416             18.7%
      2004               8            550,587           27.1%           2,235,810             23.8%
      2005               5            151,477            7.5%           1,061,500             11.3%
      2006               2             53,609            2.6%             389,260              4.2%
      2007               3            143,951            7.1%             388,763              4.1%
      2008               1             39,468            1.9%             505,282              5.4%
      2009               1             24,693            1.2%             172,848              1.8%
Thereafter               2             80,503            4.0%             637,196              6.8%
                        --          ---------           ----          -----------             ----
     Total              41          2,033,030            100%         $ 9,385,255              100%
                        ==          =========           =====         ===========             ====

(1) Lease expirations as of December 31, assuming tenants do not exercise existing renewal, termination, or purchase options.

(2)  Does not include existing vacancies of 22,941 aggregate square feet.

MATERIAL PROPERTIES

         At December 31, 2000, three of the Company's Properties (the "Material Properties") represent ten percent or more of the aggregate book value of the Properties as of December 31, 2000 or ten percent or more of the aggregate annualized rental revenues as of December 31, 2000.

         The following table shows the occupancy rate and average annual base rent per square foot for each of the Material Properties for the periods indicated:


                       6655 WEDGEWOOD ROAD          365 NORTH AVENUE            900 APOLLO ROAD
                         MAPLE GROVE, MN            CAROL STREAM, IL               EAGAN, MN
                     ------------------------   -----------------------     -----------------------
                                   AVERAGE                    AVERAGE                     AVERAGE
                                    ANNUAL                    ANNUAL                      ANNUAL
                     OCCUPANCY    BASE RENT     OCCUPANCY    BASE RENT      OCCUPANCY    BASE RENT
YEAR                 RATE (1)    PER SQ. FT.     RATE (1)   PER SQ. FT.     RATE (1)    PER SQ. FT.
                     ----------  -----------    ---------   -----------     --------    -----------
2000...............   100%          6.91          100%          3.96          100%        $  2.85
1999...............    75%          7.73          100%          3.83          100%           2.85
1998...............   100%          8.60          100%          3.71          100%           2.45
1997...............   100%          8.60          100%          3.58          100%           2.45
1996...............   100%          8.60          100%          3.79          100%           2.45

---------------

(1)  As of December 31 of the year indicated.

         The following table sets forth certain information concerning the tenants and leases in the Material Properties as of December 31, 2000.


                                                                                                PRIMARY       MAXIMUM
                                                              GLA         ANNUALIZED BASE        LEASE         LEASE
                                       NATURE OF           OCCUPIED           RENT AT            TERM           TERM
TENANT                                  BUSINESS           (SQ. FT.)     DECEMBER 31, 2000    EXPIRATION     EXPIRATION
-----------------------------  -------------------------- ------------   -------------------  ------------  -------------
6655 WEDGEWOOD ROAD
 Comtrol Corporation......     Communications Equipment     35,434            $253,353           2004           2009
 Spectrum, Inc............             Services             24,693            $172,848           2009           2034

 TERAMed, Inc.............         Medical Equipment        20,620            $159,759           2004           2004

 Everest Medical..........         Medical Equipment        42,738            $267,069           2011           2014

365 NORTH AVENUE
 Meyercord Company........        Commercial Printing       225,000(1)        $891,250           2002           2012

900 APOLLO ROAD
 HPI North America.........        Plastic Products         312,265           $889,955           2004           2029

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         None.

ITEM 6.  SELECTED FINANCIAL DATA

         The following sets forth selected financial and operating data for the Company. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.


                                                                    FIRST INDUSTRIAL SECURITIES, L.P.
                                                --------------------------------------------------------------------------
                                                  FOR THE          FOR THE         FOR THE       FOR THE         FOR THE
                                                 YEAR ENDED      YEAR ENDED      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                    2000            1999            1998          1997            1996
                                                ------------    ------------    ------------   ------------   ------------
                                                        (IN THOUSANDS, EXCEPT PROPERTY DATA)
STATEMENTS OF OPERATIONS DATA:
 Total Revenues...............................     11,790         10,772          11,821          11,355           11,516
 Property Expenses............................     (3,056)        (2,793)         (3,112)         (3,311)          (3,394)
 Depreciation and Amortization................     (1,991)        (1,930)         (1,913)         (1,820)          (1,766)
 Valuation Provision on Real Estate Held
   for Sale...................................       (731)           ---             ---             ---              ---
 Gain On Sale of Real Estate..................        ---          1,291             ---             ---              ---
                                                   ------         ------          ------          ------           ------
 Net Income...................................     $6,012         $7,340          $6,796          $6,224           $6,356
                                                   ======         ======          ======          ======           ======
BALANCE SHEET DATA (END OF PERIOD):
 Real Estate, Before Accumulated
  Depreciation................................     74,294         87,306          80,600          79,491           76,255
 Real Estate, After Accumulated
  Depreciation................................     65,408         78,335          73,437          74,106           72,582
 Real  Estate Held for Sale, net..............     11,273            ---             ---             ---              ---
 Total Assets.................................     78,939         80,266          77,449          76,822           76,337
 Total Liabilities............................      1,723          2,642           1,322           1,521            1,440
 Partners' Capital............................     77,216         77,624          76,127          75,301           74,897
OTHER DATA (END OF PERIOD):
 Total Properties.............................         22             21              19              19               19
 Total GLA in sq. ft..........................  2,055,971      2,005,508       2,228,099       2,158,099        2,141,099
 Occupancy %..................................         99%            99%             99%             99%              97%

==========================================================================================================================

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


RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         At December 31, 2000, the Company owned 22 industrial properties comprising approximately 2.1 million square feet of gross leasable area ("GLA") compared to 21 industrial properties comprising approximately 2.0 million square feet of GLA at December 31, 1999. During 2000, the Company placed in service a regional warehouse property in Carol Stream, IL with .1 million of GLA.

         Total revenues increased by approximately $1.0 million, or 9.5%, due primarily to an increase in occupancy and the lease up of one of Company's properties that was under redevelopment as discussed below. Average occupancy for in-service properties for the year ended December 31, 2000 and 1999 was 97.6% and 94.8%, respectively.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses increased by approximately $.3 million or 9.4%, due primarily to a property that was placed in service during 2000 located in Carol Stream, IL, and the completion and lease up of one of the Company's properties that was under redevelopment.

         Depreciation and amortization remained relatively unchanged.

         The valuation provision on real estate held for sale of $.7 million for the year ended December 31, 2000 represents a valuation provision on three of the Company's properties located in Grand Rapids, Michigan.

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

         Total revenues decreased by approximately $1.0 million, or 8.9%, due primarily to the decrease in rental income and recovery income from one of the Company's properties that was under redevelopment.

         Property expenses, which include real estate taxes, repairs and maintenance, property management, utilities, insurance and other expenses decreased by approximately $.3 million or 10.3% due primarily to one of the properties that was under redevelopment.

         Depreciation and amortization remained relatively unchanged.

         The $1.3 million gain on sale of properties for the year ended December 31, 1999 resulted from the sale of two industrial properties. Gross proceeds from these sales were approximately $11.8 million.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000 and 1999, the Company had no outstanding indebtedness.

YEAR ENDED DECEMBER 31, 2000

         Net cash provided by operating activities of approximately $7.6 million for the year ended December 31, 2000 was primarily comprised of net income of approximately $6.0 million, adjustments for non-cash items of approximately $2.6 million, offset by the net change in operating assets and liabilities of approximately $1.0 million. The adjustments for non-cash items of approximately $2.6 million are primarily comprised of depreciation and amortization of approximately $2.0 million and a valuation provision on the properties held for sale located in Grand Rapids, Michigan of approximately $.7 million, offset by the effect of the straight-lining of rental income of approximately $.1 million.

         Net cash used in investing activities of approximately $1.0 million for the year ended December 31, 2000 was primarily comprised of construction expenditures related to the redevelopment of one of the Company's properties located in Maple Grove, Minnesota ($.4 million) as well as various other capital improvements ($.6 million).

         Net cash used in financing activities of approximately $6.4 million for the year ended December 31, 2000 consisted of preferred limited partner distributions totaling, in the aggregate, approximately $3.9 million and general and limited partner distributions totaling, in the aggregate, approximately $2.5 million.

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

SEGMENT REPORTING


         Management views the Company as a single segment.

REAL ESTATE HELD FOR SALE

         At December 31, 2000, the Company had four industrial properties comprising approximately .5 million square feet of GLA held for sale. Income from operations of the four industrial properties held for sale for the year ended December 31, 2000, 1999 and 1998 is approximately $1.3 million, $1.0 million and $1.0 million, respectively. Net carrying value of the four industrial properties held for sale at December 31, 2000 is approximately $11.3 million. There can be no assurance that such properties held for sale will be sold. During 2000, the Company recognized a valuation provision of approximately $.7 million on three of the four properties held for sale.

DISTRIBUTIONS/DIVIDENDS AND CONTRIBUTIONS

         In 2000, the Company distributed $3.9 million to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid preferred stock dividends of $3.9 million to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Stock. In 2000, the Company paid general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $2.5 million.

PREFERRED LIMITED PARTNER

         On March 9, 2001, FR called for the redemption of all of its Series A Preferred Stock at a price of $25.00 per share, plus accrued and unpaid dividends. The redemption date will be April 9, 2001. On April 9, 2001, the Company will redeem the preferred limited partner's interest in the amount of $41.25 million and the guarantee will terminate.

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

OTHER

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth fiscal quarter of 2000. The adoption of SAB 101 did not have an effect on the Company's results of operations or its financial position as the Company's revenue recognition practices were compliant with the pronouncement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III


ITEM 10 AND 11. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND EXECUTIVE
                COMPENSATION

         The directors and executive officers of Securities Corporation, the general partner of the Company are as follows:

         Name                       Age           Office
         ----                       ---           ------
         Michael W. Brennan         44            President, Chief Executive
                                                  Officer and Director
         Michael J. Havala          41            Chief Financial Officer and
                                                  Director
         Dr. Ronald E. Muller       61            Independent Director

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's Properties are managed by the Operating Partnership pursuant to a property management agreement. Management fees incurred are based on 3.25% of gross receipts. These fees totaled approximately $.4 million for the year ended December 31, 2000.

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


                                               FIRST INDUSTRIAL SECURITIES, L.P.
                                               BY:  FIRST INDUSTRIAL SECURITIES
                                                    CORPORATION,
                                                    ITS SOLE GENERAL PARTNER


Date: March 9, 2001                            By: /s/ Michael W. Brennan
                                                  ------------------------------
                                                  Michael W. Brennan
                                                  President and Chief Executive
                                                  Officer
                                                  (Principal Executive Officer)


Date: March 9, 2001                            By: /s/ Michael J. Havala
                                                  ------------------------------
                                                  Michael J. Havala
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Date
---------                                   -----                                       ----
/s/ Michael W. Brennan                      President, Chief Executive Officer      March 9, 2001
--------------------------------            and Director
    Michael W. Brennan


/s/ Michael J. Havala                       Chief Financial Officer and Director    March 9, 2001
--------------------------------
    Michael J. Havala


/s/ Ronald E. Muller                        Director                                March 9, 2001
--------------------------------
    Ronald E. Muller


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

                       FIRST INDUSTRIAL SECURITIES, L.P.
         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE




                                                                                                       PAGE
                                                                                                       ----
      FINANCIAL STATEMENTS

      Report of Independent Accountants ............................................................   F-2

      Balance Sheets of First Industrial Securities, L.P. (the "Company") as of December 31,
      2000 and 1999 ................................................................................   F-3

      Statements of Operations of the Company for the Years Ended December 31, 2000, 1999
      and 1998 .....................................................................................   F-4

      Statements of Changes in Partners' Capital of the Company for the Years Ended December
      31, 2000, 1999 and 1998 ......................................................................   F-5

      Statements of Cash Flows of the Company for the Years Ended December 31, 2000, 1999
      and 1998 .....................................................................................   F-6

      Notes to Financial Statements ................................................................   F-7

FINANCIAL STATEMENT SCHEDULE

    Report of Independent Accountants ..............................................................   S-1

    Schedule III:  Real Estate and Accumulated Depreciation ........................................   S-2


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
     First Industrial Securities, L.P.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of First Industrial Securities, L.P. (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                    PricewaterhouseCoopers LLP




Chicago, Illinois
February 9, 2001

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                 BALANCE SHEETS
                             (Dollars in thousands)



                                                                       December 31,       December 31,
                                                                          2000               1999
                                                                       -----------        -----------

                                                 ASSETS
Assets:
   Investment in Real Estate:
      Land ..........................................................   $  9,943           $ 11,642
      Buildings and Improvements ....................................     64,351             70,680
      Construction in Progress ......................................       --                4,984
      Less: Accumulated Depreciation ................................     (8,886)            (8,971)
                                                                        --------           --------
    Net Investment in Real Estate ...................................     65,408             78,335
   Real Estate Held for Sale, Net of Accumulated Depreciation
    and Amortization of $1,904 ......................................     11,273               --
   Cash and Cash Equivalents ........................................        268                 63
   Restricted Cash ..................................................         67                 64
   Tenant Accounts Receivable, Net ..................................        148                210
   Deferred Rent Receivable .........................................        869                761
   Prepaid Expenses and Other Assets, Net ...........................        906                833
                                                                        --------           --------
              Total Assets ..........................................   $ 78,939           $ 80,266
                                                                        ========           ========

                                    LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts Payable and Accrued Expenses ............................   $  1,129           $  1,998
   Rents Received in Advance and Security Deposits ..................        594                644
                                                                        --------           --------
              Total Liabilities .....................................      1,723              2,642
                                                                        --------           --------

Commitments and Contingencies .......................................       --                 --

Partners' Capital:
   General Partner and Preferred Limited Partner ....................     41,608             41,612
   Limited Partner ..................................................     35,608             36,012
                                                                        --------           --------
                Total Partners' Capital .............................     77,216             77,624
                                                                        --------           --------
                Total Liabilities and Partners' Capital .............   $ 78,939           $ 80,266
                                                                        ========           ========



    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF OPERATIONS
                             (Dollars in thousands)



                                                    For the Year          For the Year           For the Year
                                                         Ended               Ended                   Ended
                                                  December 31, 2000     December 31, 1999      December 31,  1998
                                                  -----------------     -----------------      ------------------
Revenues:
  Rental Income ................................       $  9,274               $  8,291            $  9,057
  Tenant Recoveries and Other Income ...........          2,516                  2,481               2,764
                                                       --------               --------            --------
        Total Revenues .........................         11,790                 10,772              11,821
                                                       --------               --------            --------

Expenses:
  Real Estate Taxes ............................          2,180                  1,979               2,149
  Repairs and Maintenance ......................            281                    248                 304
  Property Management ..........................            383                    364                 407
  Utilities ....................................            118                    130                 107
  Insurance ....................................             29                     22                  32
  Other ........................................             65                     50                 113
  Depreciation and Other Amortization ..........          1,991                  1,930               1,913
  Valuation Provision on Real Estate
    Held for Sale ..............................            731                   --                  --
                                                       --------               --------            --------
         Total Expenses ........................          5,778                  4,723               5,025
                                                       --------               --------            --------

Income from Operations .........................          6,012                  6,049               6,796
  Gain on Sales of Real Estate .................           --                    1,291                --

                                                       --------               --------            --------
Net Income .....................................       $  6,012               $  7,340            $  6,796
                                                       ========               ========            ========



    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars In thousands)


                                                                 General
                                                                Partner and
                                                Limited     Preferred Limited
                                      Total     Partner          Partner
                                    --------    --------    -----------------
Balance at December 31, 1997 ....   $ 75,301    $ 34,043          $ 41,258
Distributions....................     (5,970)     (2,029)           (3,941)
   Net Income ...................      6,796       2,847             3,949
                                    --------    --------          --------
Balance at December 31, 1998 ....   $ 76,127    $ 34,861          $ 41,266
    Contributions ...............     11,127      10,684               443
    Distributions ...............    (16,970)    (12,919)           (4,051)
    Net Income ..................      7,340       3,386             3,954
                                    --------    --------          --------
Balance at December 31, 1999 ....   $ 77,624    $ 36,012          $ 41,612
Distributions ...................     (6,420)     (2,475)           (3,945)
   Net Income ...................      6,012       2,071             3,941
                                    --------    --------          --------
Balance at December 31, 2000 ....   $ 77,216    $ 35,608          $ 41,608
                                    ========    ========          ========



    The accompanying notes are an integral part of the financial statements.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                            STATEMENTS OF CASH FLOWS
                             (Dollars In thousands)



                                                                           For the Year          For the Year     For the Year
                                                                               Ended                 Ended            Ended
                                                                           December 31,          December 31,     December 31,
                                                                               2000                  1999             1998
                                                                           ------------          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...........................................................        $  6,012            $  7,340         $  6,796
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
     Depreciation and Amortization ...................................           1,991               1,930            1,913
         Valuation Provision on Real Estate Held for Sale ............             731                --                 --
         Provision for Bad Debts .....................................            --                    (8)              50
         Gain on Sales of Real Estate ................................            --                (1,291)              --
         (Increase) Decrease in Deferred Rent Receivable..............            (108)                 52               (2)
     (Increase) Decrease in Tenant Accounts Receivable ...............              62                (185)              11
     Increase in Prepaid Expenses and Other Assets ...................            (337)               (115)            (558)
         Increase (Decrease) in Restricted Cash ......................              (3)               --                  1
     Increase (Decrease) in Accounts Payable and Accrued
            Expenses and  Rents Received in Advance and Deposits .....            (743)                (93)             246
                                                                              --------            --------         --------
         Net Cash Provided by Operating Activities ...................           7,605               7,630            8,457
                                                                              --------            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to Investment in Real Estate
            and Construction in Progress .............................            (980)             (4,718)          (1,554)
         Net Proceeds from the Sale of Investment in Real Estate......            --                11,580               --
         Decrease in Restricted Cash .................................            --                   346               --
                                                                              --------            --------         --------
     Net Cash Provided By (Used In) Investing Activities .............            (980)              7,208           (1,554)
                                                                              --------            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions ...................................................          (6,420)            (16,970)          (5,970)
     Contributions ...................................................            --                   804               --
                                                                              --------            --------         --------
         Net Cash Used In Financing Activities .......................          (6,420)            (16,166)          (5,970)
                                                                              --------            --------         --------
Net (Decrease) Increase in Cash and Cash Equivalents .................             205              (1,328)             933
Cash and Cash Equivalents, Beginning of Period .......................              63               1,391              458
                                                                              --------            --------         --------
Cash and Cash Equivalents, End of Period .............................        $    268            $     63         $  1,391
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

         The limited partnership agreement of the Company (the "Limited Partnership Agreement") and the Guarantee Agreement (hereinafter defined) contain covenants generally restricting the Company's activities to the ownership and operation of the properties and, under certain circumstances, other industrial properties. These covenants shall cease to have any effect upon the termination of the Guarantee. Under its Articles of Incorporation, Securities Corporation's sole purpose will be to act as general partner of the Company and to pay dividends on its common and preferred stock. These and other restrictions are intended to assure that even in the event of FR, the Operating Partnership or other affiliates of FR becoming subject to federal bankruptcy proceedings, neither Securities Corporation nor the Company nor their assets will be treated as subject to such bankruptcy proceedings under the doctrine of substantive consolidation or other doctrines (except to the extent liabilities are imposed by non-insolvency regulatory statutes on affiliates) and that activities of FR, the Operating Partnership and other affiliates will not cause Securities Corporation or the Company to become insolvent or unable to pay their debts as they mature (including the Guarantee).



2.       FORMATION TRANSACTIONS


THE INITIAL CAPITALIZATION

         The Company was capitalized with a capital contribution of $1 on August 28, 1995 by Securities Corporation.

THE CONTRIBUTION TRANSACTIONS

         On November 17, 1995, FR completed a public offering of 1,500,000 shares of $.01 par value 9 1/2% Series A Cumulative Preferred Stock at $25.00 per share, and on December 14, 1995, FR issued 150,000 shares of $.01 par value 9 1/2% Series A Cumulative Preferred Stock for $25.00 per share pursuant to the underwriters' exercise of their over-allotment option (together the "Series A Preferred Shares"). The issuance of 1,650,000 Series A Preferred Shares is thus referred to as the "Offering". Gross proceeds to FR from the Offering were $41,250. FR contributed to Securities Corporation the gross proceeds from the Offering in exchange for preferred stock of Securities Corporation, and Securities Corporation contributed such proceeds to the Company in exchange for a preferred limited partnership interest in the Company. The Operating Partnership and First Industrial Pennsylvania, L.P. (the "Pennsylvania Partnership"), a Delaware limited partnership and a subsidiary of the Operating Partnership, contributed to the Company, in return for limited partnership interests, 14 properties and five properties (described below) on November 17, 1995 and December 14, 1995, respectively, encumbered by liens collateralizing debt under FR's $150,000 revolving line of credit. An amount of such debt equal to the gross proceeds of the Offering was repaid by the Company and such liens on the properties described below were released.

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

THE PROPERTIES

         Upon consummation of the Offering and the Contribution Transactions (collectively, the "Formation Transactions"), the Company owned 19 properties located in four states containing an aggregate of approximately 2.1 million square feet (unaudited) of gross leasable area ("GLA"). Of the properties:

         (a) Four were acquired by the Operating Partnership prior to FR's initial public offering (the "Initial Offering") in June 1994;

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

         During 2000, the Company completed development of one industrial property and one redevelopment comprising approximately .2 million square feet (unaudited) of GLA at a cost of approximately $5,483.

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

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data )



2.       FORMATION TRANSACTIONS, CONTINUED

         Under the terms of the Guarantee Agreement, the Company was required to deposit approximately $414 into a restricted cash escrow account with the guarantee agent (the "Restricted Escrow"). These funds were set aside to pay for certain repair and maintenance items of the contributed properties. The balance of the Restricted Escrow at December 31, 2000 and 1999 is $67 and $64, respectively, and is included in restricted cash.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In order to conform with generally accepted accounting principles, management, in preparation of the Company's financial statements, is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 2000 and 1999, and the reported amounts of revenues and expenses for the years ended December 31, 2000, 1999 and 1998. Actual results could differ from those estimates.

SEGMENT REPORTING

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

         The Company evaluates and, if applicable, provides for an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the balance sheets is shown net of an allowance for doubtful accounts of $92 as of December 31, 2000 and 1999.

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

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data )


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Real estate taxes and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. Depreciation expense is computed using the straight-line method based on the following useful lives:

                                                                   Years
                                                                 ---------
         Buildings and Improvements.........................     38 to 40
         Land Improvements..................................     15



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

FAIR VALUE OF FINANCIAL INVESTMENTS

         The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable and other accrued expenses. The fair value of these financial instruments was not materially different from their carrying amount or contract values due to their short term nature.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be implemented in the fourth fiscal quarter of 2000. The adoption of SAB 101 did not have an effect on the Company's results of operations or its financial position as the Company's revenue recognition practices were compliant with the pronouncement.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data )



4.       REAL ESTATE HELD FOR SALE

         At December 31, 2000, the Company has 4 properties comprising approximately .5 million square feet (unaudited) of GLA held for sale. The Company plans to substitute properties in place of these properties if the sales occur. There can be no assurance that such properties held for sale will be sold.

         The following table discloses certain information regarding the four properties held for sale by the Company.


                                        Year Ended        Year Ended            Year Ended
                                     December 31, 2000  December 31, 1999    December 31, 1998
                                     -----------------  -----------------    -----------------
Total Revenues ....................     $ 1,894             $ 1,787             $ 1,679
Operating Expenses ................        (439)               (396)               (392)
Depreciation and Amortization......        (177)               (353)               (333)
                                        -------             -------             -------
Income from Operations ............     $ 1,278             $ 1,038             $   954
                                        =======             =======             =======


         During 2000, the Company recognized a valuation provision of $731 on three of the four properties held for sale. The fair value was determined by a quoted market price less transaction costs.

5.       PARTNERS' CAPITAL

         During 2000, the Company distributed $3,920 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $3,920 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Shares.

         During 2000, the Company paid general and limited partner distributions to Securities Corporation and the Operating Partnership, respectively, in the aggregate amount of approximately $2,500.

         During 1999, the Company distributed $3,920 to Securities Corporation in respect of its preferred limited partnership interest in the Company, and Securities Corporation paid a preferred stock dividend of $3,920 to FR, in each case, the amount equal to the aggregate dividend payable on FR's Series A Preferred Shares.

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

                        FIRST INDUSTRIAL SECURITIES, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data )


6.       SALES OF REAL ESTATE

         During the year ended December 31, 1999, the Company sold two industrial properties comprising approximately 400,000 square feet (unaudited) of GLA. Gross proceeds from the sale were approximately $11,800. The gain on sale of real estate was approximately $1,291. In accordance with the Guarantee Agreement, the Company replaced the sold industrial properties with four industrial properties comprising approximately 185,000 square feet (unaudited) of GLA with a net book value of approximately $10,387.


7.       FUTURE RENTAL REVENUES

         The Company's properties are leased to tenants under net and semi-net operating leases. Minimum lease payments receivable, excluding tenant reimbursements of expenses, under noncancelable operating leases in effect as of December 31, 2000 are approximately as follows:


                     2001                   $  9,211
                     2002                      7,918
                     2003                      6,552
                     2004                      3,952
                     2005                      2,693
                     Thereafter                6,078
                                            --------
                           Total            $ 36,404
                                            ========

         Three of the Company's properties represent ten percent or more of the aggregate book value of the assets as of December 31, 2000 and 1999, or ten percent or more of the Company's aggregate rental revenues as of December 31, 2000 and 1999.

8.       RELATED PARTY TRANSACTIONS

         The 22 industrial properties owned by the Company are managed by the Operating Partnership, of which FR is the sole general partner. Management fees incurred are based on 3.25% of gross receipts. Such fees totaled $383, $364 and $407 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, there were no accrued management fees due to the Operating Partnership.

9.       SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS

         The following table discloses the non-cash operating, investing and financing activities that resulted from the contribution of four industrial properties comprising approximately 185,000 square feet (unaudited) of GLA from the limited partner during the year ended December 31, 1999.

                                                            Year Ended
                                                         December 31, 1999
                                                         -----------------

       Land........................................       $ 1,665
       Building....................................        10,025
       Accumulated Depreciation....................        (1,303)
       Deferred Rent Receivable....................            40
       Tenant Accounts Receivable..................           (21)
       Other Assets, Net...........................            17
       Accounts Payable and Accrued Expenses.......          (100)
       Limited Partner Contribution................       (10,323)
                                                         -----------
                                                         $   --
                                                         ===========

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

11.      SUBSEQUENT EVENT (UNAUDITED)

         On March 9, 2001, FR called for the redemption of all of its outstanding Series A Preferred Shares at the price of $25.00 per share, plus accrued and unpaid dividends. The redemption date will be April 9, 2001. On April 9, 2001, the Company will redeem the preferred limited partner's interest of $41,250 and the guarantee will terminate.

12.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                             First Industrial Securities, L.P.
                                                               Year Ended December 31, 2000
                                       ---------------------------------------------------------------------------
                                       First Quarter      Second Quarter        Third Quarter       Fourth Quarter
                                       -------------      --------------        -------------       --------------
Revenues ...........................     $ 2,983             $ 2,908               $ 2,927               $ 2,972
Property Expenses ..................        (818)               (685)                 (762)                 (791)
Depreciation and Amortization.......        (532)               (538)                 (459)                 (462)
Valuation Provision on Real
Estate Held for Sale ...............        --                  --                    --                    (731)
                                         -------             -------               -------               -------
Net Income .........................     $ 1,633             $ 1,685               $ 1,706               $   988
                                         =======             =======               =======               =======


                                                             First Industrial Securities, L.P.
                                                               Year Ended December 31, 1999
                                       ---------------------------------------------------------------------------
                                       First Quarter      Second Quarter        Third Quarter       Fourth Quarter
                                       -------------      --------------        -------------       --------------
Revenues ..........................       $ 2,730           $ 2,749                 $ 2,532              $ 2,761
Property Expenses .................          (848)             (809)                   (809)                (327)
Depreciation and Amortization .....          (473)             (422)                   (560)                (475)
Gain on Sales of Real Estate ......          --                --                       926                  365
                                          -------           -------                 -------              -------
Net Income ........................       $ 1,409           $ 1,518                 $ 2,089              $ 2,324
                                          =======           =======                 =======              =======

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
of First Industrial Securities, L.P.:

Our audits of the financial statements referred to in our report dated February 9, 2001 of First Industrial Securities, L.P. which report and financial statements are included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.








                                                      PricewaterhouseCoopers LLP

Chicago, Illinois
February 9, 2001

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                  SCHEDULE III:
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                                                              COSTS
                                                                                           CAPITALIZED
                                                                                          SUBSEQUENT TO
                                                                                        ACQUISITION OR
                                                                     INITIAL COST (a)      COMPLETION
                                               LOCATION             -------------------   AND VALUATION
BUILDING ADDRESS                             (CITY/STATE)           LAND     BUILDINGS    PROVISION (d)
-----------------------------                -----------------      -------  ----------   --------------
305-307 North Avenue                          Carol Stream, IL       $   128   $  --          $ 2,645
365 North Avenue                              Carol Stream, IL         1,080     6,961             83
2942 MacArthur Boulevard                      Northbrook, IL             315     1,803            256
3150-3160 MacArthur Boulevard                 Northbrook, IL             439     2,518            111
900 Apollo Road                               Eagan, MN                1,029     5,855          1,105
7316 Aspen Lane North                         Brooklyn Park, MN          368     2,156            541
6655 Wedgewood Road                           Maple Grove, MN          1,466     8,342          2,817
953 Westgate Drive                            St. Paul, MN               193     1,181             70
425 Gordon Industrial Court (d)               Grand Rapids, MI           611     3,747            998
2851 Prairie Street (d)                       Grandville, MI             377     2,778             10
2945 Walkent Court                            Grand Rapids, MI           310     2,074            306
537 76th Street (d)                           Grand Rapids, MI           255     1,456            163
2965 Technology Drive                         Rochester Hills, MI        964     2,277            111
4177A Varsity Drive                           Ann Arbor, MI               90       536             79
6515 Cobb Drive                               Sterling Heights, MI       305     1,753            177
1451 Lincoln Avenue                           Madison Heights, MI        299     1,703            440
4400 Purks Drive                              Auburn Hills, MI           602     3,410          2,687
7195 Grayson                                  Harrisburg, PA             478     2,771             80
5020 Louise Drive                             Mechanicsburg, PA           707      --            2,782
N25 W23050 Paul Road                          Pewaukee, WI               475     2,741            266
N25 W23255 Paul Road                          Pewaukee, WI               571     3,278           --
N27 W23293 Roundry Road                       Pewaukee, WI               412     2,838           --
                                                                     -------   -------        -------
                                                                     $11,474   $60,178        $15,727
                                                                     =======   =======        =======

                                          GROSS AMOUNT CARRIED
                                    AT CLOSE OF PERIOD (12/31/00)(c)
                                 ---------------------------------------      ACCUMULATED
                                               BUILDING AND                  DEPRECIATION         YEAR BUILT/          DEPRECIABLE
                                    LAND       IMPROVEMENTS     TOTAL          12/31/00            RENOVATED           LIVES(YEARS)
                                  ---------    ------------   ----------     ------------         -----------          ------------
305-307 North Avenue              $   128         $ 2,645     $ 2,773          $     6                 1999                 (b)
365 North Avenue                    1,080           7,044       8,124            1,094                 1969                 (b)
2942 MacArthur Boulevard              315           2,059       2,374              413                 1979                 (b)
3150-3160 MacArthur Boulevard         439           2,629       3,068              451                 1978                 (b)
900 Apollo Road                     1,029           6,960       7,989              924                 1970                 (b)
7316 Aspen Lane North                 368           2,697       3,065              356                 1978                 (b)
6655 Wedgewood Road                 1,466          11,159      12,625            1,247                 1989                 (b)
953 Westgate Drive                    193           1,251       1,444              201                 1991                 (b)
425 Gordon Industrial Court (d)       594           4,762       5,356              751                 1990                 (b)
2851 Prairie Street (d)               410           2,755       3,165              462                 1989                 (b)
2945 Walkent Court                    352           2,338       2,690              365                 1993                 (b)
537 76th Street (d)                   230           1,644       1,874              270                 1987                 (b)
2965 Technology Drive                 964           2,388       3,352              351                 1995                 (b)
4177A Varsity Drive                    90             615         705              146                 1993                 (b)
6515 Cobb Drive                       305           1,930       2,235              293                 1984                 (b)
1451 Lincoln Avenue                   305           2,137       2,442              399                 1967                 (b)
4400 Purks Drive                      612           6,087       6,699              656                 1987                 (b)
7195 Grayson                          478           2,851       3,329              432                 1994                 (b)
5020 Louise Drive                     716           2,773       3,489              465                 1995                 (b)
N25 W23050 Paul Road                  475           3,007       3,482              460                 1989                 (b)
N25 W23255 Paul Road                  571           3,278       3,849              532                 1987                 (b)
N27 W23293 Roundry Road               412           2,838       3,250              460                 1989                 (b)
                                  -------         -------     -------          -------
                                  $11,532         $75,847     $87,379          $10,734
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

(b)  Depreciation is computed based upon the following estimated lives:

         Buildings and Improvements                          38 to 40 years
         Tenant Improvements and Leasehold Improvements      Life of lease
         Land Improvements                                   15 years

(c) At December 31, 2000, aggregate cost of land, buildings and improvements for federal income tax purposes was approximately $88.1 million.

(d) During 2000, the Company recognized a valuation provision of $731 on these properties.

These properties are owned by the Company. The Company guarantees the payment of the Series A Cumulative Preferred Stock dividends and amounts upon redemption, liquidation, dissolution or winding - up.

                        FIRST INDUSTRIAL SECURITIES, L.P.
                                  SCHEDULE III:
              REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
                             AS OF DECEMBER 31, 2000
                             (Dollars In thousands)


The changes in total real estate assets for the years ended December 31, 2000 and 1999 are as follows:


                                                                            First Industrial Securities, L.P.
                                                                            ---------------------------------
                                                                                2000                1999
                                                                            -----------         -------------
Balance, Beginning of Year ..............................................    $ 82,322            $ 80,600
Construction Costs for Properties Placed in Service and Improvements ....       5,788                 982
Properties Contributed ..................................................        --                11,690
Properties Sold .........................................................        --               (10,950)
Valuation Provision .....................................................        (731)               --
                                                                             --------            --------
Balance, End of Year ....................................................    $ 87,379            $ 82,322
                                                                             ========            ========

The changes in accumulated depreciation for the years ended December 31, 2000 and 1999 are as follows:

                                  First Industrial Securities, L.P.
                                  ----------------------------------
                                     2000                   1999
                                  ------------           -----------
Balance, Beginning of Year ....     $ 8,971              $ 7,163
Properties Contributed ........        --                  1,303
Properties Sold ...............        --                 (1,199)
Depreciation for Year .........       1,763                1,704
                                    -------              -------
Balance, End of Year...........     $10,734              $ 8,971
                                    =======              =======